Form 10-K
period 1993-12-31
RAYONIER TIMBERLANDS LP
filed 1994-03-30
CIK 778439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                F O R M  1 0 - K

(Mark One)
   ( x )         Annual Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 [Fee Required] For the Year ended December 31, 1993

                                       or

   (   )         Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 [No Fee Required] For the
                  Transition Period from . . . . . . . . .  to  . . . . . . . .


                         Commission File Number 1-8997

                           RAYONIER TIMBERLANDS, L.P.

                         A Delaware Limited Partnership

                 I.R.S. Employer Identification No. 06-1148227

                  1177 SUMMER STREET, STAMFORD, CT 06905-5529

                          (Principal Executive Office)

                       Telephone Number:   (203) 348-7000


          Securities registered pursuant to Section 12 (b) of the Act:

   Class A Depositary Units . . . . Registered on the New York Stock Exchange

       Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES (x)   NO ( )


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the Class A Units held by non-affiliates of the Registrant as of March 7, 1994 was approximately $174,570,000 (For the purposes of determining the above stated amount only, all directors and officers of the special general partner and the managing general partner of the Registrant are presumed to be affiliates.)

                               TABLE OF CONTENTS


         ITEM                                                                                   PAGE
                                    PART I
         1.      Business                                                                      1 - 11
         2.      Properties                                                                    11
         3.      Legal Proceedings                                                             11
         4.      Submission of Matters to a Vote of Security Holders                           11

                                   PART II

         5.      Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                                           12
         6.      Selected Financial Data                                                       12-13
         7.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                     14-17
         8.      Financial Statements and Supplementary Data                                   17
         9.      Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                          17

                                   PART III

         10.     Directors and Executive Officers of the Registrant                            18 - 20
         11.     Executive Compensation                                                        21
         12.     Security Ownership of Certain Beneficial Owners and Management                21
         13.     Certain Relationships and Related Transactions                                21

                                   PART IV

         14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K               21

                         INDEX TO FINANCIAL STATEMENTS


         Report of Management                                                                 F-1

         Report of Independent Public Accountants                                             F-2

         Statements of Income for the Three Years Ended
             December 31, 1993                                                                F-3

         Balance Sheets as of December 31, 1993 and 1992                                      F-4

         Statements of Cash Flows for the Three Years Ended
             December 31, 1993                                                                F-5

         Statements of Partners' Capital for the Three Years Ended
             December 31, 1993                                                                F-6

         Notes to Financial Statements                                                        F-7 to F-13

         Quarterly Results for 1993 and 1992                                                  F-14



                     INDEX TO FINANCIAL STATEMENT SCHEDULES

         (All schedules not listed below have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.)

         Schedule   V -  Plant, Property and Equipment                                        S-1

         Schedule  VI -  Accumulated Depreciation, Depletion and Amortization of
                         Plant, Property and Equipment                                       S-2

         Signatures                                                                           A

         Exhibit Index                                                                        B to C

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Rayonier Timberlands, L.P. (the Partnership or RTLP) is a Delaware limited partnership formed by Rayonier Inc. (Rayonier) in October 1985 to succeed to substantially all of Rayonier's timberlands business. Rayonier Forest Resources Company (RFR or Managing General Partner), a wholly owned subsidiary of Rayonier formed in September 1985, is the Managing General Partner of the Partnership and Rayonier is the Special General Partner.

         On November 19, 1985, Rayonier contributed approximately 1.19 million acres of its timberlands owned in fee or held under long-term leases (the Timberlands) to the Partnership in exchange for 20,000,000 Class A Depositary Units (Class A Units) representing Class A limited partners' interests in the Partnership and 20,000,000 Class B Depositary Units (Class B Units) representing Class B limited partners' interests in the Partnership. Also on such date, in a registered public offering, Rayonier offered and sold 5,060,000 Class A Units. Therefore, at all times after such date to and including December 31, 1993, Rayonier has held 74.7 percent of the Partnership's issued and outstanding Class A Units and 100 percent of the Partnership's issued and outstanding Class B Units.

         On February 28, 1994, ITT Corporation (ITT), Rayonier's sole shareholder, distributed all the Common Shares of Rayonier to ITT's shareholders. In connection with the distribution, Rayonier changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded company listed on the New York Stock Exchange under the symbol "RYN". RTLP will continue to be listed separately and trade under the symbol "LOG." Class A unitholders' financial interest will not be affected in any manner by ITT's distribution of Rayonier to its shareholders.

DESCRIPTION OF BUSINESS

         The Partnership is engaged in the timberlands business, which includes forestry management, reforestation, timber thinning and the marketing and sale of standing timber from the Timberlands. The Partnership will occasionally purchase, for short term resale, standing timber from other ownerships. The Partnership's business plan is to operate the Timberlands for sustained long-range harvest and to satisfy the Partnership's need to generate regular cash flow in light of its cash distribution policy as determined from time to time by the Managing General Partner's Board of Directors.

         The Partnership operates through Rayonier Timberlands Operating Company, L.P. (the Operating Partnership or RTOC), a Delaware limited partnership formed by Rayonier in October 1985 in which the Partnership holds a 99 percent limited partner's interest. RFR is the Managing General Partner of the Partnership and the Operating Partnership, and Rayonier is the Special General Partner of both partnerships. As general partners, Rayonier and RFR hold an aggregate 1 percent interest in each partnership and, therefore, have an aggregate 1.99 percent interest in the Partnership and the Operating Partnership on a combined basis. Unless the context otherwise requires, all references in this Form 10-K to the Partnership are also references to the Operating Partnership.

         The Partnership negotiates and contracts for the sale of standing timber (stumpage) with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20 percent deposit and/or performance bond and generally have a 12 to 24 month life. The Partnership conducts, or contracts for third parties to conduct, harvesting operations if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional Units or other consideration.

         Partnership sales to Rayonier for use in Rayonier's specialty pulp, log trading and wood products businesses are an important contributor to Partnership results. For further information, see "Timber Markets and Sales; Affiliated Party Transactions."

         In 1993, two customers under common ownership (not affiliated with the Partnership) accounted for approximately 15 percent of total revenues while in 1992 two unaffiliated customers accounted for approximately 34 percent of total revenues. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." No unaffiliated customer accounted for sales in excess of 10 percent of total revenues in 1991.

         The Partnership and the Operating Partnership have no officers, directors or employees; in addition, RFR has no employees. Officers of RFR and officers and employees of Rayonier perform all management functions for the Partnership. As of December 31, 1993, Rayonier had approximately 2,600 employees of which approximately 150 are active in its Forest Resources Division.

FORESTRY OPERATIONS

         The Partnership's forest management operations and harvesting schedules are based on biological information, environmental issues, and other data concerning species, site index, classification of soils, estimates of timber inventory and the types, size and age classification of the timber base. From this information the Partnership routinely refines its long-term harvest schedule based on existing and anticipated economic and market conditions, with a view toward maximizing the value of its timber and timberland assets.

         Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age and stocking. Forest stands may be thinned periodically to improve stand quality until they are harvested. Different areas within a forest may be planted or seeded in successive years to provide a distribution of age classes within the forest. A distribution of age classes will tend to provide a regular source of cash flow as the various timber stands reach harvestable age. The Partnership's forest management practices include thinning of timber stands, controlled burning, fertilization of timber plantations, disease and insect control and reforestation. Reforestation activities include intensive land preparation and planting. The Partnership has a fully established tree improvement program in the Southeast which, in conjunction with its seed orchards and seedling nursery, supplies up to 100 percent of the annual planting requirements with first and second generation genetically improved planting stock. The Partnership also maintains a genetics program in the Northwest, but it cannot yet fully supply that region's seedling needs.

         The Partnership's activities include the maintenance and building of roads as necessary for timber access within the Timberlands. In the Northwest either the Partnership or the timber purchaser will build and maintain roads, depending on contract requirements. In the Southeast it is typically the obligation of the landowner. Each of the major regions within the Timberlands has well established road systems that permit access to substantially the entire area throughout the year. The Timberlands contain over 4,000 miles of roads that, together with public roads and roads built by other private landowners, provide such access.

         The timing of harvest of merchantable timber depends in part on the maturing cycles of timber and on economic conditions. Timber on the Partnership's 369,000 acres of timberlands in the state of Washington (the Northwestern Timberlands), consisting predominantly of conifer species, is currently thinned at approximately 15 years of age and is harvested after attaining approximately 45-50 years of age. The Partnership's long standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year. Although 1994's harvest volume is expected to include 1993's shortfall, management's projection of the annual harvest in this region from 1995 through 2000 remains at approximately 80 percent of the 1992 harvest.

         Timber on the Partnership's 793,000 acres of timberland in Georgia, Florida and South Carolina (the Southeastern Timberlands) typically has a shorter maturity cycle than timber in the Northwestern United States. Pine plantations in the Southeastern Timberlands are harvested after they reach approximately 20-25 years of age. Due to intensive forest and land management as well as silvicultural investment, pine volume available for harvest on the Southeastern Timberlands is expected generally to increase 2 to 3 percent annually. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations." By the year 2000, the annual pine harvest rate in this region is now expected to be nearly 16 percent greater than the 1993 harvest.

         See "Federal and State Regulation" for a description of issues which may impact Partnership's timber harvest rates.

DESCRIPTION OF TIMBERLANDS

         The Timberlands consist of approximately 1.16 million acres, as of December 31, 1993, located in the state of Washington, primarily on the Olympic Peninsula, and in Georgia, Florida and South Carolina. Approximately 1.03 million acres are owned in fee, while approximately 137,000 acres are held under long-term lease. Each of these regions contains tracts of timber located within the operating radius of a number of pulp and paper mills, sawmills, plywood mills, and wood treating plants.

         ACREAGE. The following table sets forth, as of December 31, 1993, the location and type of ownership that the Partnership has with respect to the Timberlands.

                                                                       HELD UNDER
                                                          OWNED IN     LONG-TERM
                                                            FEE        LEASE1        TOTAL
                                                            ---         -----        -----
                                                                  (thousands of acres)
             Northwestern Timberlands
                 Olympic Peninsula of Washington             369             -         369
                                                           -----         -----       -----
             Southeastern Timberlands
                 Georgia                                     490            47         537
                 Florida                                     165            90         255
                 South Carolina                                1             -           1
                                                           -----         -----       -----
                     Total Southeastern                      656           137         793
                                                           -----         -----       -----

             Total Timberlands                             1,025           137       1,162
                                                           =====         =====       =====

 1 The long-term leases permit the Partnership as lessee to manage and harvest timberlands throughout the term of the lease. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. The remaining portions of the initial terms of these leases averaged 23 years as of December 31, 1993. Annual rentals are paid to the lessor and, in some cases, the leases provide for payment of a percentage of stumpage values to the lessor as timber is cut. In addition, the leases impose certain duties on the lessee regarding management and reforestation of the leased acres. In general, leased acreage has less value than the same acreage would have if owned in fee because of the obligations imposed upon the lessee under the terms of the lease.

     TIMBER INVENTORY. The Timberlands owned in fee or held under long-term leases include, as of December 31, 1993, total estimated merchantable timber inventory of approximately 10.3 million cunits of wood, of which approximately 81 percent is softwood (see definition of "Merchantable Timber"). A cunit represents 100 cubic feet of fiber and is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. The following table sets forth the volumes of merchantable timber on the Timberlands by location and type, as of December 31, 1993.

                                                     ESTIMATED MERCHANTABLE TIMBER INVENTORY1
                                                     ---------------------------------------
                          REGION                     SOFTWOOD      HARDWOOD           TOTAL
                          ------                     --------      --------           -----
                                                                (thousand cunits)
                 Northwestern Timberlands            4,851           405               5,256
                 Southeastern Timberlands            3,483         1,576               5,059
                                                     -----         -----              ------
                 Total                               8,334         1,981              10,315
                                                     =====         =====              ======


 1 The merchantable timber inventory volumes represent estimates by the Partnership for management purposes based on its continuing inventory system, which involves periodic statistical sampling of the Timberlands, with updating adjustments made on the basis of growth estimates and harvest information. It is not a reflection of the amount of timber that will be available to cut in any specific period of time (see "Forestry Operations") as future growth is not predicted.

        THE NORTHWESTERN TIMBERLANDS. The Northwestern Timberlands are located in Washington, primarily on the Olympic Peninsula. All of these Timberlands are owned in fee. The Northwestern Timberlands include approximately 314,000 acres of conifer (softwood) stands, approximately 74 percent of which is stocked with hemlock and the remainder of which is stocked with Douglas fir, western red cedar and white fir. The Northwestern Timberlands also include approximately 18,000 acres of hardwood timber stands, consisting principally of alder and maple, with lesser amounts of conifers. The remaining 37,000 acres are classified as non-forest lands.

        Rain, site and soil conditions typically cause softwood timber in the Northwest, particularly hemlock, to maintain a relatively high growth rate for a longer period of time in comparison with softwood timber in other parts of the United States, resulting in longer rotation cycles. Site indices for conifer lands in the Northwestern United States generally range from 90 to 145, and average approximately 105. The average site index of the conifer lands in the Northwestern Timberlands is also 90 to 145 and averages approximately 110.

        The Northwestern Timberlands are near ocean ports and are well-positioned to serve the Pacific Rim export market. Approximately 70 percent of the timber sold from the Northwestern Timberlands has been of export quality. Rayonier operates a pulp mill at Port Angeles. There are also eight pulp and paper mills and numerous sawmills, plywood plants, and other wood converting facilities in the region.

        THE SOUTHEASTERN TIMBERLANDS. The Southeastern Timberlands are located in Georgia, Florida and South Carolina and include approximately 656,000 acres of timberlands owned in fee and approximately 137,000 acres held under long-term leases. The Southeastern Timberlands include approximately 508,000 acres of pine (softwood) lands, approximately 270,000 acres of hardwood lands and approximately 15,000 non-forest acres.

        The predominant pine species are loblolly and slash pine. Site indices for pine lands in the Southeastern United States generally range from 55 to 65 and average approximately 60. The pine lands included in the Southeastern Timberlands have an average site index of 60. Hardwood lands included in the Southeastern Timberlands are principally bottomlands. Principal hardwood species are red oak, sweet gum, black gum, red maple, cypress and green ash.

        The Southeastern region is generally recognized as being the most competitive timberlands area in the United States. There are 19 pulp and paper mills and numerous sawmills, plywood plants and treating plants for poles and pilings located in the area of the Southeastern Timberlands. Rayonier operates two sawmills and two pulp mills in this region.

STUMPAGE PRICES AND INDUSTRY CONDITIONS

        Stumpage prices vary depending on the market for end use products which rely on timber and wood fiber as raw materials. Stumpage values tend to be higher for larger diameter trees because of higher value end uses. Larger diameter trees are used as sawtimber which is processed into lumber, plywood, and poles, while smaller diameter trees are used as pulpwood for the manufacture of paper and pulp. International, as well as domestic, supply and demand forces (including the value of the U.S. dollar in foreign exchange markets) also affect U.S. regional stumpage prices. Local stumpage prices are dependent upon factors such as geographic location of the property, proximity to a mill or export facility, logging conditions, accessibility of the timber, size and quality of the timber, species composition of the stand and the timber volume per acre.

        The Northwest and the Southeast represent major timber growing regions of the United States. In both areas, timber markets are very competitive, but each region has different types of timber, markets and competitive factors.

        For further information see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" and "Future Operations."

COMPETITION

        Timber and wood fiber consuming facilities tend to purchase raw materials within relatively small geographic areas, generally within a 100 mile radius. Competitive factors within a market area generally will include price, species and grade, proximity to wood consuming facilities and ability to meet delivery requirements. The Partnership competes in the timber market with numerous private industrial and non-industrial land and timber owners as well as with the Department of Natural Resources of Washington State and the U.S. Government, principally the U.S. Forest Service and the Bureau of Land Management. Currently, timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. See "Federal and State Regulation."

TIMBER MARKETS AND SALES; AFFILIATED PARTY TRANSACTIONS

        The Partnership sells timber provided by the Timberlands to Rayonier and to unaffiliated domestic purchasers. See "Stumpage Prices and Industry Conditions" for a discussion of end-use markets for the Partnership's timber.

        Since the inception of the Partnership, 38 percent of its timber sales in the Northwest and 14 percent of its timber sales in the Southeast have been to Rayonier. The following table shows the volumes of timber sold by the Partnership to Rayonier for the three years ended December 31, 1993. It also shows the volumes of timber on the Timberlands that were sold to unaffiliated purchasers for the periods indicated.

                                            TIMBER SOLD BY THE PARTNERSHIP TO RAYONIER
                                          AND STUMPAGE SALES TO UNAFFILIATED PURCHASERS
                                                           (In cunits)

                                                   Year Ended December 31
                    -----------------------------------------------------------------------------------------
                              1993                             1992                         1991
                    -------------------------      ---------------------------     --------------------------
                     Timber       Stumpage          Timber        Stumpage          Timber       Stumpage
                      Sold        Sales to           Sold         Sales to           Sold       Sales to
                        to       Unaffiliated           to       Unaffiliated         to       Unaffiliated
                    Rayonier     Purchasers        Rayonier      Purchasers        Rayonier     Purchasers
                    --------     ----------        --------      ----------        --------     ----------

Northwest            63,731      264,937           100,283         349,110          157,492      271,536
Southeast            63,869      434,613            45,012         430,771           95,819      429,393
                    -------      -------           -------         -------          -------      -------

Total               127,600      699,550           145,295         779,881          253,311      700,929
                    =======      =======           =======         =======          =======      =======

         Rayonier continues to rely on the Timberlands as one of its major sources of timber for its pulp mills, sawmill facilities and its log export business. For example, although Rayonier purchased directly only 13 percent of the Partnership's 1993 Southeast harvest volume, the Partnership estimates that an additional 9 percent of its pulpwood timber sold in the Southeast in 1993 was purchased by Rayonier on the open market from Partnership customers. See "Conflicts of Interest." Any shutdowns of plants or curtailments of sales by customers for Partnership timber, including Rayonier, could adversely affect future volumes of timber sales by the Partnership or the prices at which such sales are made.

         Rayonier's Forest Resources Division is responsible for management of the Timberlands for the benefit of the Partnership; its organization is separate from Rayonier's log export and wood procurement organizations, which are responsible for timber procurement by Rayonier. In conducting the activities described in the following paragraphs with respect to negotiations and other relationships between the Partnership and Rayonier, employees of Rayonier's Forest Resources Division act on behalf of the Partnership and employees of Rayonier's log export and wood procurement organizations act on behalf of Rayonier.

         The Partnership develops an annual sales plan identifying the specific tracts to be sold. The Partnership's strategy is to award contracts during those periods of the year (typically the first and fourth quarters) in which it expects to receive the best prices. However, under current market conditions, the Partnership is placing fewer sales out for bid at one time. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

         Before the Partnership offers a tract for sale, it determines whether the highest price is likely to be achieved through public bid or direct negotiation. The decision considers such factors as timber quality, unusual logging conditions, number of potential bidders, and general market activity. In 1993, approximately 95 percent in the Northwest and 73 percent in the Southeast of the total contract value of contracts entered into by the Partnership were awarded through public bid; when Rayonier submits a bid, it is treated no differently than bids from unaffiliated parties. Occasionally, tract and market circumstances favor a negotiated sale to a target buyer. Of the contract value awarded through direct negotiation in 1993, approximately 7 percent in the Southeast were purchased by Rayonier. In 1993, there were no directly negotiated sales with Rayonier in the Northwest.

         Typically, the Partnership attempts to structure sales contracts with Rayonier and unaffiliated purchasers as transactions in which the Partnership retains title to timber until it is severed and the purchaser assumes responsibility for delivery. In these cases the Partnership recognizes income for both financial statement and tax purposes when and as the timber is cut and measured. Accordingly, there is a time lag between the signing of a sales contract and the recognition by the Partnership of income therefrom.

         The Partnership's contracts, whether with Rayonier or with unaffiliated purchasers, generally provide for payment of a fixed price per unit (by species and volume in the Northwest and by weight in the Southeast), cutting over periods of up to 24 months in the Northwest and up to 18 months in the Southeast, an initial deposit and utilization standards which the buyer must satisfy when cutting and removing timber from the property. The Partnership's contracts with unaffiliated purchasers may require a performance bond from the buyer, whereas the Partnership does not require such a bond from Rayonier. All contracts between Rayonier and the Partnership are subject to review by the Conflicts Committee established by RFR's Board of Directors. See "Conflicts of Interest."

         For information as to timber sales contracts in effect at December 31, 1993, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations."

CONFLICTS OF INTEREST

         Conflicts of interest can arise in selecting, pricing and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires, and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, which is comprised of non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

ENVIRONMENTAL PROTECTION

         Management of the Timberlands to protect the environment is a continuing concern of the Partnership. The Partnership expends considerable efforts to comply with regulatory requirements for the use of pesticides and minimization of stream sedimentation and soil erosion. From time to time the Partnership volunteers to, or may be required to, clean up certain dump sites created by the general public. The Partnership also participates in cooperative projects with environmental agencies such as a program with the Georgia Department of Natural Resources to monitor hairy rattleweed, a threatened species, and another effort with the U.S. Fish and Wildlife Service to develop an information base on whether Bartram's Ixia constitutes an endangered species. See "Federal and State Regulation."

         The costs of environmental compliance by the Partnership have not been significant and are not expected to be significant in the future. The Partnership does not project any significant capital expenditures for environmental protection.

FEDERAL AND STATE REGULATION

         In the management and operation of the Timberlands, the Partnership is subject to various state and federal laws regulating land use. To some degree, these laws may operate as constraints on the manner in which portions of the Timberlands are managed and operated and the markets into which the timber from the Timberlands may be sold.

         Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past three years, harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified Special Emphasis Areas, where restrictions would be increased. One proposed Special Emphasis Area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

         The Partnership's operations are subject to laws restricting or regulating to some extent development and/or logging activity near coastal shorelines. In addition, land located in areas exposed to flood hazard are subject to regulations specifying acceptable types of development. The federal government regulates the use of "wetlands" pursuant to the Clean Water Act, the Rivers and Harbors Act and the Federal Water Pollution Control Act. The Timberlands include property designated as wetlands, and the Partnership is subject to permit procedures imposed by both federal and state agencies in connection with any logging or developmental activity on such land. In addition, activity is regulated on lands adjacent to scenic rivers designated under federal and state Wild and Scenic Rivers Acts. Reforestation by independent contractor crews is regulated by the federal Migrant and Seasonal Worker Protection Act, which imposes upon the landowner the burden of insuring to the federal government regulatory compliance by the contractor.

         Portions of the Timberlands are located within, or adjacent to, National Forests. Access to such parcels may be obtained generally through road use permits subject to the terms and conditions of applicable regulations. Access across Forest Service land may be restricted where habitat of threatened or endangered species is involved.

         The state of Washington has enacted several laws that regulate or limit forestry operations. The most comprehensive of these is the Forest Practices Act, which addresses many growing, harvesting and processing activities on forest lands. Among other requirements, the Forest Practices Act imposes certain reforestation obligations on the owner of forest land. The Act restricts the size of clear-cut harvests, restricts timber harvest to protect wildlife listed as threatened or endangered and requires that timber be left standing in stream buffers and wildlife management areas. Other Washington state laws regulate timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing watercourses or in proximity to certain ocean and inland shorelines and some grading and road construction activities.

         The states of Georgia and Florida also regulate forestry operations. Subsequent to July 1, 1993, Georgia statutory law mandates all timber sales to be by tonnage or actual measured volume, prohibiting sales where payment is based upon conversion factors from volume to tonnage or vice-versa. Florida and Georgia both regulate slash burns, control burns and logging activities within streamside management zones. Florida law and regulation limits activities allowable or permittable in wetlands, and is developing integrated regulations under statutory mandate for ecosystem management. Under one such rule, the St. Johns Water Management District (a semi-autonomous Florida agency whose regulatory jurisdiction includes much of the Partnership's Florida timberlands) published regulations for July 1, 1994 implementation which would regulate timber road grading, construction, maintenance and management and a variety of surface water management restrictions. The final form of the rule may change before implementation, however the District must have an ecosystem management rule of this sort adopted by July 1, 1994.

         The Partnership is complying, and intends to comply, with these Federal and state laws regulating its use of the Timberlands and does not expect them, as currently enacted, to be materially burdensome. There can be no assurance, however, that future legislative, regulatory or judicial decisions would not adversely affect the Partnership or its ability to harvest the Timberlands in the manner otherwise contemplated. In particular, although recently imposed restrictions on the export of logs from the Northwest have only affected state lands, political pressure to restrict log exports from the Northwest continues. If in the future restrictions should be imposed on the export of logs from private lands, the revenue and earnings of the Partnership could be adversely affected.

PARTNERSHIP'S TITLE; CLAIMS AND INTERESTS OF OTHERS

         Rayonier transferred record title to the Timberlands, excluding any oil, gas or mineral interests, to the Partnership without warranty. The Partnership's title to the Timberlands is subject to presently existing easements, rights of way, flowage rights, servitudes, cemeteries, camp sites, hunting and other leases, licenses, permits, undertakings and any other existing encumbrances or title defects. Properties acquired by the Partnership in the future generally will be acquired and held on record in the Partnership's name, but Rayonier will have the right to purchase the underlying mineral interests.

         The Partnership owns only the merchantable timber rights (except for 50 trees per acre) on approximately 18,000 acres of real estate owned by Rayonier and Rayland Company, Inc., a real estate subsidiary of Rayonier.

         Pursuant to the right given to it under the Partnership Agreement, Rayonier has withdrawn 3,309 acres of the Southeastern Timberlands from the Partnership. This withdrawal will not have a material impact on Partnership operations during the Initial Term of the Partnership and was reviewed by the Conflicts Committee of the Board of Directors of RFR.

         The state of Florida claims title to lands within Florida that were under navigable waters in 1845 when Florida became a state. Affected lands include not only those still under water but lands that are now uplands due to drainage, fill or other category. The Partnership does not believe that the encumbrances or defects to which its title is subject or any possible reclamation by the state of Florida would have a material adverse impact on the Timberlands as a whole.

         DESCRIPTION OF PARTNERSHIP

         ALLOCATIONS OF PARTNERSHIP INTEREST. The Partnership records all of its activities in two accounts, the Primary Account and the Secondary Account. Income and expenses are recorded in the Primary Account if they affect timber that is expected to be harvested on or before December 31, 2000 (the Initial
Term), and in the Secondary Account if they relate to the Partnership's other assets (including timber that is not planned to be harvested until after December 31, 2000). During the Initial Term, the Secondary Account is essentially an investment account to which the expenditures and debt related to longer-term harvests are assigned.

         The Class A unitholders, the Class B unitholders, and the General Partners all participate in both accounts, but in different percentages. The participation of the partners in the revenues and expenses of the Partnership is as follows:

                                          Primary        Secondary
                                          Account        Account
                                          -------        ---------

               Class A unitholders         95%              4%
               Class B unitholders          4%             95%
               General Partners             1%              1%

           When the Partnership makes a sale of timberland that includes timber, the proceeds are divided between the Primary and Secondary Accounts. Proceeds arising from trees that would have been harvested prior to December 31, 2000 are allocated to the Primary Account. The balance of the proceeds, which apply to the underlying land and timber planned to be harvested beyond the year 2000, are allocated to the Secondary Account.

           TERMS OF THE PARTNERSHIP AGREEMENT. The Partnership Agreement provides that the Partnership continues in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. At the end of the Initial Term there will be no distributions of the partners' capital accounts, but the Primary Account will be closed following distribution of any cash remaining in that account (after the repayment of all Partnership borrowings attributed to the Primary Account) concurrently to all partners in accordance with their respective Primary Account percentage interests as indicated in the above table. The Managing General Partner expects that most of the cash credited to the Primary Account (and not used to repay borrowings) will have been distributed prior to the end of the Initial Term. Therefore, unitholders should not expect to receive a return of their original investment, or any substantial amount of cash, as a result of the end of the Initial Term on December 31, 2000. After 2000, all unitholders and General Partners will only participate in the Secondary Account, so that Class A unitholders will then have a 4 percent interest in all Partnership activities. Through the Initial Term, the Secondary Account will incur substantial debt attributable to reforestation and the management of the timber base to be cut after the year 2000. This debt will have to be repaid from future cash flow beginning in 2001 and will reduce the amount available for distribution after the end of the Initial Term.

         CLASS A UNITHOLDERS SHOULD EXPECT THAT THE MARKET PRICE OF CLASS A UNITS WILL BEGIN TO DECREASE SUBSTANTIALLY SOMETIME PRIOR TO DECEMBER 31, 2000. AS INDICATED ABOVE, THEY WILL PROBABLY NOT RECEIVE ANY SIGNIFICANT AMOUNT OF CASH AS A RESULT OF THE END OF THE INITIAL TERM IN THE YEAR 2000. THE PERCENTAGE OF CASH AVAILABLE TO THEM FROM PARTNERSHIP HARVESTING ACTIVITIES AFTER THAT YEAR (AFTER ALLOWING FOR THE REPAYMENT OF SECONDARY ACCOUNT DEBT) WILL DECLINE FROM 95 PERCENT TO 4 PERCENT.

         DISTRIBUTIONS. A unitholder (Limited Partner) of Rayonier Timberlands, L.P., assuming there are sufficient sales and profits, will receive cash distributions from the Primary Account activity. In accordance with the Partnership Agreement, the distribution policy is to make quarterly distributions to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and such other reserves as the Managing General Partner's Board of Directors deems appropriate.

         On February 8, 1994, the Board declared a special distribution of $4.00 per Class A Unit, payable on March 31, 1994 to unitholder's of record February 28, 1994. A portion of these distributions represents a return of capital, depending on each unitholder's tax basis. The special distribution was declared since the Managing General Partner estimated that cash and investment balances were substantially in excess of funding requirements for the balance of the Initial Term ending December 31, 2000. As of March 31, 1994, approximately $1.00 per Class A Unit will remain for capital expenditure, working capital and other funding requirements.

         TAXES. Rayonier Timberlands, L.P., is a partnership and is not taxed as a corporation. Each unitholder is responsible for taxes on his or her proportionate share of the Partnership's income. Each year, the Managing General Partner will provide unitholders with the necessary tax information based on the unitholder's apportioned share of income and expense from the Partnership. The income reported for each individual unitholder will vary substantially from the income reported in the financial statements, as the unitholder's income is based on his or her costs of acquisition (the market price of the unit at the time of acquisition), and not on the Partnership's historical cost basis as reported in the financial statements.

         During 1993, the Partnership made distributions totaling $4.60 per Class A Unit. TO THE EXTENT DISTRIBUTIONS EXCEED THE INCOME REPORTED FOR A UNITHOLDER AND THE UNITHOLDER HAS REMAINING TAX BASIS IN THE UNITS, SUCH DISTRIBUTIONS ARE TREATED AS A RETURN OF CAPITAL AND ARE NOT TAXABLE. As such, the distributions serve to reduce the unitholder's basis in the units.

         For tax-exempt entities (including individual retirement accounts
(IRAs) and other retirement plans) that acquired Partnership units after December 17, 1987, the gross income through 1993 attributable to their investment in the Partnership constitutes unrelated business taxable income. Such entities may be required to report income from the Partnership to the Internal Revenue Service and to pay taxes on such income. Beginning with 1994, only a small portion of the Partnership's income will constitute such unrelated business income.

                           GLOSSARY OF FORESTRY TERMS

The terms defined below relate to the timber industry in general.

BOARD FOOT (BF): A unit of measure for sawtimber as well as lumber which is 12 inches square and one inch thick.

BOTTOMLANDS: The flood plains of streams, creeks and rivers which generally support quality hardwood stands.

CLEAR-CUT: Harvesting all trees in a stand of timber at the same time. Usually done to prepare for establishing a plantation or for converting the land to crop, pasture or other use.

CONTROLLED BURNING: Setting fire to the forest floor to reduce the accumulation of logging debris, dead and fallen timber, weeds and underbrush which pose a wildfire hazard or compete with the trees for water and nutrients.

CORD: A unit of measure equal to a stack of wood 4x4x8 feet, or 128 cubic feet of wood, bark and air. A common unit of measure for pricing pulpwood.

CUNIT: A unit of measure for standing timber equal to one hundred cubic feet of solid wood. It is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. A cunit equals approximately .43 MBF or 3.83 tons.

CUTTING CONTRACTS: A contractual right to cut certain described timber over a specified period of time on a specified tract of property.

D.B.H.: The abbreviation means "diameter at breast height," a term frequently used to describe a tree measurement taken 4 1/2 feet above the average ground level.

HARDWOODS: Trees that usually have broad leaves and are deciduous (losing leaves every year).

MBF: One thousand board feet. A common unit of measure for pricing standing timber as well as lumber.

MERCHANTABLE TIMBER: Minimum size timber for which there might be a commercial market. In the South, trees as small as five inches D.B.H. can be used by the industry while in the Northwest trees must be much larger to be usable. For convenience, the Partnership follows the convention that timber older than 13 years in the Southeast and 40 years in the Northwest is of minimum merchantable size. It should be recognized that timber of minimum merchantable size has not yet reached its optimum economic value and the typical harvest cycle is about 25 years in the Southeast and 55 years in the Northwest.

NATURAL REGENERATION: The process of a forest regenerating itself with seeds from mature trees or sprouts from stumps or roots. Natural regeneration results in new tree growth without regard to genetic quality of the trees.

NATURAL STAND: A forest stand resulting from natural regeneration.

NON-FOREST LANDS: Lands consisting of or containing roads, water or easements, such as gas and electric transmission lines, timbered buffers not harvested due to environmental concerns, currently non-commercially viable acreage and certain wastelands.

PLANTATION: A timber stand established by planting seedlings in a prepared seedbed. Trees in a plantation are of the same age and size, which tends to simplify harvesting.

POLES: Straight, tall trees suitable for manufacturing telephone poles, wharf pilings or the like, typically at least eight inches in diameter at the base and at least 25 feet tall. Trees suitable for use as poles generally command a superior price.

PRE-MERCHANTABLE TIMBER: Usually young, or small size timber for which no commercial market exists. For example, in the Southeast, pine trees under five inches D.B.H. and in the Northwest, timber stands less than 40 years of age.

PULPWOOD: Wood used to produce pulp in the manufacture of paper and other cellulose products; normally cut from trees that are approximately five to eight inches D.B.H., or trees over eight inches D.B.H. which are either too small, of inferior quality or the wrong species to be used in the manufacture of lumber or plywood.

SAWTIMBER: Trees containing logs of sufficient size and quality to be suitable for conversion into lumber or plywood.

SEEDLINGS: Live trees less than one inch in diameter at ground level.

SILVICULTURE: The practice of cultivating forest crops based on the knowledge of forestry; more particularly, controlling the establishment, composition and growth of forests.

SITE INDEX: A measure of forest site quality, which takes into account topography, soil fertility, moisture and other factors affecting forest growth rates. A site index indicates the height (in feet) an average dominant tree of a given species will attain on that site in a well-stocked stand in a given period, generally 50 years in the Northwest and 25 years in the Southeast.

SOFTWOODS: Coniferous trees, usually evergreen and having needle or scale-like leaves, such as Douglas fir, white pine, spruce and loblolly pine. In the Pacific Northwest, softwood timber is commonly referred to as conifer.

STAND: An area of trees possessing sufficient uniformity of age, size and composition to be distinguishable from adjacent areas so as to form a management unit. The term is usually applied to forests of commercial value.

STOCKING: An indication of the number of trees in a stand as compared to the desirable number for best growth and management, such as well-stocked, over-stocked or partially stocked.

STUMPAGE VALUE: The value of standing timber (timber as it stands uncut in the woods).

SUPERIOR SEEDLINGS: Seedlings that are the product of a genetic breeding program. Superior seedlings produce trees that grow faster, are of higher quality and are more disease resistant than their ordinary counterparts.

THINNING: Removal of selected trees, usually to eliminate overcrowding, to remove diseased trees and to promote more rapid growth of desired trees.

TIMBER DEED: An instrument conveying certain described timber on a specific tract of property and providing a term during which the timber may be cut and removed.

TIMBER INVENTORY: As defined under "Description of Timberlands - Timber Inventory."

WOOD FIBER: Generally refers to pulpwood or chips used in the manufacture of pulp and paper.


ITEM 2.  PROPERTIES

See "Item 1.  Business."


ITEM 3.  LEGAL PROCEEDINGS

The Partnership is a party to several legal proceedings incidental to its business. Neither the Partnership nor its counsel believes that any liability or costs related to such proceedings will have a material adverse effect on the financial position or results of operations of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                         Class A Units - Market Price (dollars)
                                                         --------------------------------------
                                                         1993                       1992
                                                         ----                       ----
                                                High             Low          High         Low
                                                ----             ----         ----         ---
           QUARTER ENDED
           ---------------
           March 31                             $43.00           $30.75       $30.75       $24.63
           June 30                               37.88            32.63        35.00        29.25
           September 30                          37.63            34.75        40.00        33.13
           December 31                           36.88            26.00        43.50        27.00



        The above table reflects the range of market prices of RTLP Class A Units as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol "LOG."

        During the two-month period ended February 28, 1994, the high and low market prices of RTLP Class A Units were $40.00 and $27.63.

                                        Class A Units - Distributions (dollars)
                                        ---------------------------------------
                                         1993                     1992
              QUARTER ENDED
              -------------
              March 31                 $1.15                    $ .90
              June 30                   1.15                      .90
              September 30              1.15                      .90
              December 31               1.15                      .90


         On February 8, 1994, the Board of Directors of RFR declared a special distribution of $4.00 per Class A Unit as well as a first quarter distribution of $1.30 per Class A Unit, payable on March 31, 1994 to all unitholders of record as of February 28, 1994. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flow."

        There were approximately 2,850 unitholders of record of Class A Units as of February 28, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected historical financial information set forth below is derived from the financial statements of Rayonier Timberlands, L.P. Such selected historical financial information should be read in conjunction with such financial statements and notes thereto appearing elsewhere herein.

                                 For the 1993 Quarter Ended (Unaudited)                       For The Year Ended
                                ---------------------------------------         ------------------------------------------------
                                 Mar     June       Sept        Dec              1993      1992       1991       1990      1989
                                 ---     ----       ----        ---              ----      ----       ----       ----      ----
CONSOLIDATED OPERATING DATA
(thousands of cunits) 1
Timber sold to Rayonier           65.1      23.9        9.9        28.7           127.6      145.3      253.3      188.8     244.5
Timber sold to unaffiliated
    purchasers                   177.8     186.5      112.3       223.0           699.6      779.9      700.9      747.6     824.1
                                 -----     -----      -----       -----           -----      -----      -----      -----   -------
Timber sales volumes             242.9     210.4      122.2       251.7           827.2      925.2      954.2      936.4   1,068.6
                                 =====     =====      =====       =====           =====      =====      =====      =====   =======

REGIONAL OPERATING DATA
Northwest  2
  Timber sales
     (thousands of dollars)    $16,561   $18,600    $ 9,102     $26,362         $70,625    $64,998    $55,188    $63,634   $65,517
                               =======   =======    =======     =======         =======    =======    =======    =======   =======
  Stumpage (thousands of MBF)     32.2      32.5       11.3        32.8           108.8      168.8      164.7      184.7     256.2
  Delivered logs
    (thousands of MBF)             8.1       5.2        8.0        12.8            34.1       26.6       21.8       17.4      12.9
                                   ---       ---        ---        ----            ----       ----       ----       ----      ----
     Total Northwest              40.3      37.7       19.3        45.6           142.9      195.4      186.5      202.1     269.1
                                  ====      ====       ====        ====           =====      =====      =====      =====     =====

                              For the 1993 Quarter Ended (Unaudited)                    For The Year Ended
                           -----------------------------------------       -----------------------------------------------------
                              Mar      June       Sept         Dec         1993         1992       1991       1990       1989
                              ---      -----      ----         ---         ----         ----       ----       ----       ----
Southeast 3
  Timber sales
    (thousands of dollars)  $14,552    $11,355      $5,946      $12,459     $44,312     $33,645    $36,016    $33,293    $28,069
                             ======     ======       =====       ======      ======      ======     ======     ======     ======
  Pine (thousands of tons)    552.3      445.9       229.1        491.7     1,719.0     1,608.4    1,851.7    1,652.5    1,509.1
  Hardwood
   (thousands of tons)         19.0       23.7        66.7         65.8       175.2       199.6      144.1      140.1      199.3
                             ------     ------       -----       ------      ------      ------     ------     ------     ------
     Total Southeast          571.3      469.6       295.8        557.5     1,894.2     1,808.0    1,995.8    1,792.6    1,708.4
                             ======     ======       =====       ======     =======     =======    =======    =======    =======

INCOME DATA
 (thousands of dollars)
Total sales                 $31,209    $30,372     $15,246      $39,220    $116,047    $116,395   $101,223   $105,656    $94,772
Total expenses - net          8,195      8,050       6,785       10,791      33,821      30,809     28,176     26,660     22,748
Partnership Income           23,014     22,322       8,461       28,429      82,226      85,586     73,047     78,996     72,024

CLASS A UNIT DATA (dollars)
Income Per Publicly Traded
  Class A Unit                $1.23      $1.19       $0.55        $1.48       $4.45       $4.49      $3.93      $4.24      $3.76
Operating Cash Flow
  Allocable to a Publicly
  Traded Class A Unit          1.30       1.24        0.57         1.55        4.66        4.72       4.22       4.53       4.01
Cash Distributions             1.15       1.15        1.15         1.15        4.60        3.60       3.60       3.60       2.65

ASSET, LIABILITY AND CAPITAL DATA
(thousands of dollars)
Timber, timberlands and
  logging roads - net      $261,012   $262,548    $264,308     $265,769    $265,769    $259,958   $255,123   $251,264   $245,703
Total assets                384,416    388,044     377,027      387,457     387,457     377,413    347,783    333,037    304,737
Total liabilities           121,760    127,117     131,744      137,651     137,651     113,950     95,835     80,184     58,714
Total indebtedness          105,131    110,131     114,781      121,831     121,831      99,354     81,460     63,193     45,424
Partners' capital           262,656    260,927     245,283      249,806     249,806     263,463    251,948    252,853    246,023


1 The consolidated harvest activity is expressed in cunits, a unit of measure for standing timber equal to one hundred cubic feet of solid wood. A cunit is the customary common unit of measure that is used to consolidate regional information based on local commercial measurements such as thousand board feet (MBF) or tons. A cunit equals approximately .43 MBF or
    3.83 tons.

2 The Northwestern Timberlands are in the state of Washington and consist of approximately 369,000 acres owned in fee, and contain approximately 2.3 million MBF of wood, approximately 92 percent of which is softwood. Stumpage volumes for 1992, 1991 and 1990 exclude the Quinault timberland sales.

3 The Southeastern Timberlands are in the states of Georgia, Florida and South Carolina and consist of approximately 793,000 acres owned in fee or held under long-term leases, and contain approximately 19.8 million tons of wood, approximately 67 percent of which is pine.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        In 1993, limited timber availability, particularly in the Northwest United States, fueled a period of strongly rising prices, leading to a record year in timber sales. Excluding the effect of two timberland sales that occurred in 1992, year over year partnership income increased 17 percent.

        The following table summarizes the sales and operating income of the Partnership, for the periods indicated, by United States geographic region (in thousands of dollars):

                                                        Years Ended December 31,
                                    ----------------------------------------------------------
                                        1993                      1992                    1991
                                    ----------------------------------------------------------
TIMBER SALES
  Northwest                         $ 70,625                  $ 64,998                 $ 55,188
  Southeast                           44,312                    33,645                   36,016
                                    --------                  --------                 --------
Total Timber Sales                   114,937                    98,643                   91,204
                                    --------                  --------                 --------

TIMBERLAND SALES
  Northwest                              109                    16,987                    8,190
  Southeast                            1,001                       765                    1,829
                                    --------                  --------                 --------
Total Timberland Sales                 1,110                    17,752                   10,019
                                    --------                  --------                 --------

Total Sales                         $116,047                  $116,395                 $101,223
                                    ========                  ========                 ========

OPERATING INCOME
  Northwest                         $ 56,249                  $ 68,318                 $ 52,063
  Southeast                           33,457                    23,608                   26,502
  Corporate and Other                 (2,308)                   (3,279)                  (4,322)
                                    --------                  --------                 --------
Total Operating Income              $ 87,398                  $ 88,647                 $ 74,243
                                    ========                  ========                 ========

PARTNERSHIP INCOME                  $ 82,226                  $ 85,586                 $ 73,047
                                    ========                  ========                 ========

        Timber and timberland sales in 1993 of $116.0 million were $0.4 million lower than 1992 sales of $116.4 million with a current year increase of $16.3 million in timber sales offsetting $16.8 million realized in 1992 from two timberland sales. Partnership income for 1993 of $82.2 million decreased $3.4 million, or 4 percent, compared to 1992, which included $15.6 million from the timberland sales. Sales in 1992 increased 15 percent from 1991 sales of $101.2 million, and Partnership income in 1992 increased 17 percent from 1991 income of $73.0 million.

        Timber sales for 1993 of $114.9 million represented an increase of $16.3 million or 17 percent versus the prior year's timber sales, following an increase of 8 percent from 1991 to 1992. Higher 1993 sales reflected an overall improvement in prices due to worldwide concern over timber availability and increased harvest activity in the Southeast region, partially offset by reduced harvest volume in the Northwest region. In 1992, timber sales increased $7.4 million from 1991 levels as prices improved due to stronger demand for exportable timber from increased harvest activity in the Northwest region, partially offset by reduced harvest volume in the Southeast region.

        In both 1993 and 1992, timber sales to Rayonier represented 17 percent of total timber sales as compared to 32 percent in 1991. In addition, timber sales to two customers under common ownership (not affiliated with the Partnership) accounted for approximately 15 percent and 10 percent of total timber sales in 1993 and 1992, respectively. In 1992, the Partnership also had one other unaffiliated customer who accounted for approximately 12 percent of timber sales. See Note 4 of the accompanying Notes to Financial Statements for further information.

        Timberland sales in 1993 of $1.1 million were $16.7 million lower than 1992 levels which, in turn, were $7.8 million higher than 1991. Sales for 1992 and 1991 include $16.8 million and $8.0 million, respectively, from major timberland tract sales in the Northwest region to the Quinault Indian Nation. The two tracts sold in 1992 completed the Partnership's program to divest land within the Quinault Indian Reservation. The Quinault sales contributed $15.6 million and $7.6 million to Partnership income in 1992 and 1991, respectively.

         Income per publicly traded Class A Unit was $4.45 in 1993, a decrease of 4 cents or 1 percent from 1992's income of $4.49 per Class A Unit. Excluding the effect of last year's Quinault timberland sales, income per publicly traded Class A Unit improved 57 cents. Results in 1992 reflected a per unit increase of 56 cents or 14 percent compared to the 1991's level of $3.93. Income per Class A Unit in 1992 and 1991 include 61 cents and 31 cents respectively from the timberland sales.

         Operating cash flow allocable to Class A unitholders, after capital expenditures and certain provisions for working capital, was $92.5 million in 1993, a decrease of $0.4 million from the 1992 level of $92.9 million, and, on a per unit basis, a decrease of 6 cents, or 1 percent, to $4.66 from the 1992 level of $4.72 per unit. Excluding the effect of last year's Quinault timberland sales, operating cash flow improved 57 cents. Operating cash flow in 1992 was $10.6 million higher than the 1991 level of $82.3 million and represented an increase of 50 cents per unit from the $4.22 generated in 1991. The amounts for operating cash flow allocable to a Class A Unit include 63 cents and 32 cents in 1992 and 1991, respectively, from the timberland sales.

         In the Northwest, most of the timber from Partnership lands is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. Timber sales in the Northwest of $70.6 million increased $5.6 million from 1992 sales levels, after having increased $9.8 million from 1991 levels. Operating income in 1993 of $56.2 million decreased $12.1 million reflecting lower 1993 Northwest timberland sales. In 1992, operating income increased $16.2 million from 1991's level as a result of higher 1992 timber and timberland sales in the region. Average stumpage prices in the Northwest were 53 percent above 1992 levels as limited timber availability throughout the Northwest, due to environmental restrictions and litigation, caused contract stumpage prices to rise steadily late in 1992 and into the second quarter of 1993. During the second half of 1993 prices declined due to high consumer inventories and a marked increase in alternative global timber supplies. In 1992, average stumpage prices increased 10 percent from 1991 prices as the decline in the availability of competitive timber resulting from an overall reduced level of harvest-eligible timber, as well as environmental and legal restrictions related to the spotted owl, caused stumpage prices to increase throughout the year, particularly in the second half. Total 1993 sales volume in the Northwest of 143 million board feet represented a decrease of 27 percent from the 1992 levels as harvesting of contract timber slowed in response to changing market conditions and the Partnership's continuing program of gradually reducing the amount of timber offered in the region. See "Future Operations." This decrease followed a 5 percent increase from 1991 to 1992, as a result of customers accelerating their harvesting at the end of 1992 to take advantage of higher selling prices for logs.

         In the Southeast, pulpwood timber harvested from Partnership lands is sold by our customers to mills for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. Timber sales in 1993 in the Southeast of $44.3 million rose $10.7 million from 1992 reflecting both improved pricing and increased harvest volumes which, in turn, caused operating income in the Southeast of $33.5 million to rise $9.9 million from 1992.
Timber sales of $33.6 million in 1992 declined $2.4 million from 1991 while operating income decreased $2.9 million from 1991's level of $26.5 million reflecting lower harvest volumes in 1992 partially offset by improved pricing. Southeast pine prices in 1993 were 24 percent greater than 1992 levels, benefiting from the worldwide concern over timber availability and from strong demand for lumber as a result of the resurgence in U.S. housing. In 1992, average pine prices were 6 percent higher than 1991, as log demand from lumber mills and a continuation of wet weather conditions limited the supply of available pulpwood in the region to the Partnership's primary customers. In 1993, Southeast pine volume was 1.7 million tons, increasing 7 percent from 1992. In 1992, pine volume was 13 percent below the 1991 level due to a planned reduction in available harvest volumes to balance 1991's higher than planned harvest.

         Corporate and other operating income is comprised of general and administrative expenses not specifically attributable to either the Northwest or Southeast region. Corporate expenses decreased $1.0 million during 1993 to $2.3 million reflecting lower commission expenses paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier Inc. (Rayonier). In 1992, corporate expenses decreased $1.0 million from 1991's level of $4.3 million reflecting lower commission and software amortization costs in 1992.

        Overall harvesting activity in 1993 and 1992 followed the historical cutting pattern that is more concentrated in the first half of the year, with 59 percent and 60 percent, respectively, of the total cut completed by June 30. During 1991, harvesting activity was more evenly distributed with 45 percent being cut in the first half. Early in 1991, customers in both the Northwest and Southeast regions delayed harvesting to the second half of the year due to environmental and market concerns.

        The Partnership is continuing its strategy of gradually reducing the amount of timber offered each year in the Northwest until it reaches a sustainable harvest level. See "Future Operations." However, because customers postponed harvesting under 1993 contracts, Northwest harvest volume in 1994 is expected to be higher than the 1993 level. At

December 31, 1993 approximately 25 percent of 1994's Northwest harvest plan, including volume remaining on delayed 1993 harvesting, was under contract compared to 49 percent of 1993's harvest that was under contract as of the prior year-end. Three customers under common ownership (not affiliated with the Partnership) accounted for approximately 78 percent of the harvest volume under contract as of December 31, 1993. Average prices on uncut contracts at December 31, 1993 were 52 percent higher than the average of harvest prices realized in 1993.

        The Southeast 1994 harvest plan anticipates a volume increase of approximately 6 percent versus 1993. In the Southeast, in anticipation of more favorable prices occurring early in 1994, the Partnership had awarded contracts for only 16 percent of the 1994 harvest plan volume as of December 31, 1993 as compared to 18 percent as of December 31, 1992. Two customers (not affiliated with the Partnership) accounted for approximately 12 percent and 10 percent, respectively, of the harvest volume under contract as of December 31, 1993. Average prices on uncut contracts at December 31, 1993 were approximately 2 percent higher than those realized for the 1993 actual harvest in the region.

        Operating costs and expenses in 1993 were $30.9 million, representing an increase of $1.1 million over 1992, after an increase of $1.0 million from 1991 to 1992. Cost of timber sold rose $2.7 million in 1993, reflecting higher logging costs in the Northwest region resulting from increased contract logging and pre-commercial thinning activities. Cost of timber sold rose $0.2 million from 1991 to 1992, reflecting the introduction of a timber severance tax on harvest volume in Georgia partially offset by lower depletion costs resulting from a decreased Southeast harvest. Cost of timberland sold decreased $1.7 million during 1993 due primarily to the Quinault timberland sales in 1992.

        Legislation, enacted effective August 10, 1993, eliminated tax benefits related to log exports for foreign sales corporations. Accordingly, commission expense for sales agency services, paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier, declined $1.0 million during 1993 to $0.7 million. The Partnership's commission expense had been fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. See Note 1 of the accompanying Notes to Financial Statements for further information. Commission expense in 1992 was $0.5 million lower than 1991 due to lower timber sales to Rayonier.

        Interest income, earned mainly from the Primary Account's short-term investment notes of Rayonier, decreased by $0.8 million to $5.1 million in 1993 due to lower interest rates. Interest expense of $9.5 million, primarily on Rayonier's loans and advances to the Secondary Account, was $1.4 million higher than 1992 levels due to higher loan balances.

FUTURE OPERATIONS

        The Partnership's harvesting plans and therefore its earnings and cash flow can be substantially affected by the cyclical nature of timber markets both in general and on a geographical basis. In addition, various legislative initiatives, such as major restrictions on timber clear-cutting, export restrictions on logs sourced from privately owned properties, harvest restrictions to protect threatened or endangered species and limitations on timber harvesting on wetlands, could adversely affect Partnership results. Moreover, in certain economic situations, Partnership results can be adversely affected by reductions in the rate at which stumpage is harvested as well as the failure of buyers to fulfill their contractual obligations.

        The Partnership's long standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year. Although 1994's harvest volume is expected to include 1993's shortfall, the projected annual harvest in this region from 1995 through 2000 remains at approximately 80 percent of the 1992 harvest. In the Southeast, due to intensive forest and land management as well as silvicultural investment, pine volume available for harvest is expected to increase 2 to 3 percent annually.

        Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past three years, harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified Special Emphasis Areas, where restrictions would be increased. One proposed Special Emphasis Area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

LIQUIDITY AND CASH FLOW

        As of December 31, 1993, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.1 million. In addition, the Primary Account of the Partnership held short-term investment notes of Rayonier of $106.2 million primarily resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the short-term investment notes at any time to fund Partnership working capital requirements, capital expenditures, asset acquisitions and reserves. See Note 5 of the accompanying Notes to Financial Statements for further information.

        The Secondary Account of the Partnership had total outstanding debt of $121.8 million at December 31, 1993 including long-term notes payable to Rayonier of $120.9 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. See Note 6 of the accompanying Notes to Financial Statements for further information.

        Capital expenditures for reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $13.4 million in 1993, $14.0 million in 1992 and $13.7 million in 1991. Capital expenditures are expected to be approximately $13.3 million in 1994. Funding of future capital requirements is expected to continue from Rayonier.

        The Partnership distributed $92.0 million ($4.60 per Class A Unit) in 1993 and $72.0 million ($3.60 per Class A Unit) in both 1992 and 1991 to all outstanding Class A unitholders. An additional $4.8 million in 1993 and $3.8 million in both 1992 and 1991 was distributed in cash to Class B unitholders and to the General Partners. Recontributions of $1.0 million, $1.7 million and $2.3 million were made in 1993, 1992 and 1991, respectively, by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

        On February 8, 1994, the Board of Directors of Rayonier Forest Resources Company declared a special distribution of $4.00 per Class A Unit as well as a first quarter distribution of $1.30 per Class A Unit (representing an increase of 15 cents over the previous regular quarterly distribution), payable on March 31, 1994 to unitholders of record February 28, 1994. A portion of these distributions represents a return of capital, depending on each unitholder's tax basis. The special distribution was declared following a determination by the Managing General Partner that cash and investment balances would likely exceed funding requirements for the balance of the Initial Term ending December 31, 2000. As of the distribution date, it is expected that approximately $1.00 per Class A Unit will be available for normal capital expenditure, working capital and other funding requirements. The increase in the quarterly distribution resulted from projections of increased operating cash flows.

        When the Initial Term ends on December 31, 2000, the Primary Account of the Partnership will be closed but there will not be any redemption of the partners' capital accounts. The interest of Class A unitholders in the Partnership's future revenues, expenses and cash flows will then decrease from 95 percent to 4 percent. Positive cash flows will be substantially affected by Secondary Account debt that will have to be repaid. As a result, it is expected that the market price of Class A Units should begin to decrease substantially sometime prior to December 31, 2000.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements" on Page ii.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Neither the Partnership nor the Operating Partnership has any directors or officers. Set forth below is certain information concerning directors and executive officers of RFR. Presently, all directors and officers of RFR are elected annually.

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                           Served as
                                                                           Director of
    Name                                      Position with RFR            RFR Since
    ----                                      -----------------            ----------
    Ronald M. Gross                           President and Director        1985

    William J. Alley                          Director                      1994

    George S. Areson                          Acting Corporate Controller     --

    Macdonald Auguste                         Treasurer                       --

    William S. Berry                          Senior Vice President           --

    John B. Canning                           Corporate Secretary             --

    Donald W. Griffin                         Director                      1994

    Thomas W. Keesee, Jr. 1                   Director                      1994 2

    Gerald J. Pollack                         Senior Vice President and
                                              Chief Financial Officer        --

    DeRoy C. Thomas 1                         Director                      1994 3


         1 Member of the Conflicts and Audit Committees of RFR's Board of Directors.
         2  Served as a Director of RFR from 1985 to 1991.
         3  Served as a Director of RFR from 1987 to 1991.


         RONALD M. GROSS, 60, is Chairman, President and Chief Executive Officer of Rayonier. He joined Rayonier in March 1978 as President and Chief Operating Officer and a Director. He was elected Chief Executive Officer in 1981 and Chairman in 1984. From 1968 to 1978, he was with Canadian Cellulose Company Limited of Vancouver, British Columbia, where he held various senior positions before becoming President and Chief Executive Officer and Director in 1973. Mr. Gross is currently a director of Lukens Inc. He serves as a member of the Executive Committee of the Board of Directors of the American Forest and Paper Association (AFPA) and is Vice Chairman of the AFPA International Business Committee. He is a member of the Investment Policy Advisory Committee of the United States Trade Representative.

         WILLIAM J. ALLEY, 64, is Chairman of the Board and Chief Executive Officer of American Brands, Inc., a diversified manufacturing and other businesses company. He joined The Franklin Life Insurance Company in 1967 and was Chairman, President and Chief Executive Officer of that organization when it was acquired by American Brands, Inc. in 1979. He was elected to the Board of Directors of American Brands in 1979 and subsequently held various senior executive positions with American Brands before being elected to his present position on June 15, 1987. He is also a director of Rayonier Inc., CIPSO Incorporated, Bunn-O-Matic Corporation, Moorman Manufacturing Company, The Business Council of Southwestern Connecticut (SACIA), Co-operation Ireland, United Way of Tri-State and the Connecticut Business for Education Coalition, Inc. and on the Advisory Board of Governors of the National Women's Economic Alliance Foundation. He is a member of the Business Roundtable and is also a member of The Conference

Board, The Board of Overseers of the Executive Council on Foreign Diplomats, The Ambassadors' Roundtable Advisory Council and The Economic Club of New York.

         GEORGE S. ARESON, 58, was elected Acting Corporate Controller of Rayonier and RFR on October 11, 1993. He joined Rayonier in February 1984 as Pulp Products Controller and became Operations Controller, Pulp and Forest Products in February 1988. Prior to employment at Rayonier, he was the Director of Finance of Continental Corrugated, Inc. Currently he is a member of both the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Areson did not file a Form 3 reporting that he owned no Class A Units until March 1994.

         MACDONALD AUGUSTE, 45, was elected Treasurer of Rayonier effective February 27, 1989 and Treasurer of RFR on March 6, 1989. From 1983 to February 1989, he was Assistant Treasurer of Rayonier, which he joined in April 1975 as Cash and Financial Planning Coordinator. Previously he was employed by St. Regis Paper Company.

         WILLIAM S. BERRY, 52, was elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. Since May 1988 he has served as a Senior Vice President of RFR after having been Vice President of RFR from September 1985. He also serves on the Executive Boards of the American Forest Council and the Center for Streamside Studies. Prior to joining Rayonier, Mr. Berry was employed with Champion International and Kimberly-Clark Corporation.

         JOHN B. CANNING, 50, has served as Corporate Secretary and Associate General Counsel of Rayonier since February 1985 and as Corporate Secretary of RFR since September 1985. Mr. Canning joined Rayonier in 1977 as Associate General Counsel - Financial. He is a member of the American Bar Association and of the Corporate Bar Association of Westchester and Fairfield, Inc.

         DONALD W. GRIFFIN, 57, is President and Chief Operating Officer of the Olin Corporation, a diversified manufacturing corporation. He joined Olin in 1961 and was part of its Brass Division marketing organization beginning in 1963. He advanced through various managerial positions and in 1983 was elected an Olin corporate vice president and appointed president of the Brass Division. He became president of the Winchester Division of Olin in 1985, was appointed president of Olin's Defense Systems Group in 1986 and was elected an executive vice president of Olin in 1987. He became a director of Olin in 1990 and was elected Vice Chairman of the Board for Operations on January 12, 1993. He was elected President and Chief Operating Officer on February 24, 1994. He is also a director of Rayonier Inc., the Sporting Arms and Ammunition Manufacturers Institute, the Wildlife Management Institute, the National Shooting Sports Foundation, River Bend Bancshares, Inc. and Illinois State Bank and Trust in East Alton, Illinois. He is a trustee of the Buffalo Bill Historical Center, the Olin Charitable Trust and the National Security Industrial Association. He is a member of the American Society of Metals, the Association of the U.S. Army and the American Defense Preparedness Association. He is a life member of the Navy League of the United States and the Surface Navy Association.

         THOMAS W. KEESEE, JR. 79, is a former Director, President and Chief Executive Officer of Bessemer Securities Corporation and Bessemer Trust Company. He is a corporate director and financial consultant. He is a director of King Ranch Inc. and a director emeritus of ITT Corporation (ITT) and of Duke University Asset Management Co. He is former Chairman of the Board of Directors of the National Audubon Society. From 1985 to 1991, Mr. Keesee served on the Board of Directors of RFR.

         GERALD J. POLLACK, 52, was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 until May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He served as Controller of RFR from September 1985 until August 1986, when he became a Vice President as well. He was elected Chief Financial Officer of RFR on March 6, 1989 and a Senior Vice President of RFR on July 27, 1992. Prior to joining Rayonier, Mr. Pollack was employed with Avis, Inc. where he held a number of positions, including Vice President and Corporate Comptroller and finally Vice President-Operations, Europe, Africa and Middle East Divisions in England.

         DEROY C. THOMAS, 68, is a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae. He is retired President and Chief Operating Officer of ITT. Prior to moving to the parent ITT, Mr. Thomas was Chairman, President and Chief Executive Officer of The Hartford Insurance Group. Before going to The Hartford, Mr. Thomas was assistant general counsel of the Association of Casualty and Surety Companies in New York City and was an associate professor of law at Fordham School of Law. Mr. Thomas serves on the board of directors of ITT Hartford, as well as Connecticut Natural

Gas Corporation and Houghton Mifflin Company. He also serves as Chairman of the Old State House, Hartford, CT; Chairman of the Connecticut Health System, Inc., Hartford, CT; Director, Goodspeed Opera House; Trustee, Fordham University; Trustee, Wheelock College; Trustee Emeritus, University of Hartford and as a member of the Advisory Board of Iona College. From 1987 to 1991, Mr. Thomas served on the Board of Directors of RFR.

ITEM 11.  EXECUTIVE COMPENSATION

         Neither Rayonier nor RFR receive any compensation as general partners of the Partnership and the Operating Partnership in the form of promotional interests, management fees, acquisition fees, incentive compensation or otherwise. The Partnership and the Operating Partnership reimburse Rayonier and RFR for all direct costs incurred in organizing and managing such partnerships and indirect costs (principally general and administrative and overhead costs) reasonably allocable to such partnerships. The allocations of direct and indirect costs incurred by Rayonier between the Partnership and Rayonier's other activities will be made solely by Rayonier.

         Neither the Partnership nor the Operating Partnership has any officers or directors. No officers or directors of Rayonier or RFR are compensated by the Partnership or the Operating Partnership. The allocable share of Rayonier's and RFR's general and administrative overhead expenses charged to the Partnership includes a portion of the compensation paid by Rayonier and RFR to their officers and directors. The three directors of RFR who were not employed by ITT or Rayonier received a fee of $1,000 for each RFR Board meeting or Committee meeting attended. These fees were paid by RFR and charged to the Partnership. During 1993, the Partnership was charged for compensation paid to 13 officers and directors of RFR in an amount totaling $186,000. The Partnership was not charged for cash compensation to any officer or director of RFR in excess of $100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All references to beneficial ownership in this Item 12 are as of March 14, 1994.

Name and address                        Number of Partnership Units and     Percent
of beneficial owner                     nature of beneficial ownership      of class
- -------------------                     --------------------------------    --------
Rayonier Inc.                           14,940,000 Class A Units               74.7
1177 Summer Street
Stamford, Connecticut  06905-5529       20,000,000 Class B Units               100

Directors and officers                  No Units*                                0
  of RFR who perform
  policy-making functions
  for the Partnership (13)

  * Mrs. Ronald M. Gross owns 100 Class A Units of the Partnership. Her husband, who is President of Rayonier and RFR, disclaims any beneficial interest in those units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 1. Business" for a description of transactions between the Partnership and Rayonier. There are no other transactions or relationships to be reported in response to this item.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Documents filed as a part of this report:

       1. See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

       2. See Index to Financial Statement Schedules on page ii for a list of the financial statement schedules filed as a part of this report.

       3. See Exhibit Index on page B for a list of the exhibits filed or incorporated herein as a part of this report.

   (b) No report on Form 8-K was filed by the registrant during the period covered by this report.

                              REPORT OF MANAGEMENT

Rayonier Timberlands, L.P. (RTLP), through the management of both Rayonier Inc. (Rayonier) (the Special General Partner) and Rayonier Forest Resources Company
(RFR) (the Managing General Partner), is responsible for the preparation and integrity of the information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

RTLP's financial statements are audited by Arthur Andersen & Co., independent public accountants. Management has made available to Arthur Andersen & Co. RTLP's financial records and related data and believes that the representations made to the independent public accountants are valid and complete.

A system of internal controls is a major element in management's responsibility for the fair presentation of the financial statements. These internal controls, including accounting controls and the internal auditing program, are designed to provide reasonable assurance that the assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that fraudulent financial reporting is prevented or detected. An important part of the internal controls system is the involvement of the General Partners who provide all required services to ensure the adequacy of internal controls. Procedures also exist to assess compliance with the terms of the Partnership Agreement and to identify and resolve any business issues arising between the Partnership and the General Partners.

Internal controls provide for the careful selection and training of personnel and for appropriate division of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to employees of Rayonier and RFR. Management continually monitors the system of internal controls for compliance. Internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement. Arthur Andersen & Co. also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on RTLP's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

The Board of Directors of RFR monitors management's administration of the Partnership's financial and accounting policies and practices and the preparation of financial reports.

The Audit Committee of the Board of Directors of RFR, which is comprised of non-employee directors, meets periodically with management and with the internal and external auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independent and free access to the Committee.

Rayonier controls RFR, and depends partially on the Partnership timberlands for timber for use in Rayonier's mills and log export business. Conflicts of interest can arise in selecting, pricing and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires, and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, which is comprised of non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Rayonier Timberlands, L.P.:

We have audited the accompanying balance sheets of Rayonier Timberlands, L.P. (a Delaware limited partnership) as of December 31, 1993 and 1992 and the related statements of income, cash flows and partners' capital for each of the three years in the period ended December 31, 1993. These financial statements and schedules referred to below are the responsibility of Rayonier Timberlands, L.P., through the management of both Rayonier Inc., the Special General Partner, and Rayonier Forest Resources Company, the Managing General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Timberlands, L.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the Index to Financial Statement Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN & CO.



Stamford, Connecticut
March 1, 1994

                           RAYONIER TIMBERLANDS, L.P.

                              STATEMENTS OF INCOME

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  (thousands of dollars, except per unit data)

                                                                     1993              1992             1991
                                                                     ----              ----             ----
SALES

    Timber sales
       Unaffiliated parties                                       $  95,008         $  81,661        $  62,192
       Rayonier                                                      19,929            16,982           29,012
                                                                  ---------         ---------        ---------
                                                                    114,937            98,643           91,204

    Timberland sales                                                  1,110            17,752           10,019
                                                                  ---------         ---------        ---------

                                                                    116,047           116,395          101,223
                                                                  ---------         ---------        ---------
COSTS AND EXPENSES

    Cost of timber sold
       Unaffiliated parties                                          15,064            12,980           10,622
       Rayonier                                                       3,139             2,512            4,692
                                                                  ---------         ---------        ---------
                                                                     18,203            15,492           15,314

    Cost of timberland sold                                             362             2,085            1,006

    Forest management, overhead and general
      and administrative expenses                                    11,615            10,584           10,359

    Commission expense paid to affiliate                                692             1,680            2,206
                                                                  ---------         ---------        ---------

                                                                     30,872            29,841           28,885
                                                                  ---------         ---------        ---------

OTHER OPERATING INCOME                                                2,223             2,093            1,905
                                                                  ---------         ---------        ---------

OPERATING INCOME                                                     87,398            88,647           74,243
                                                                  ---------         ---------        ---------

OTHER INCOME AND DEDUCTIONS

    Primary Account interest income from Rayonier                     5,111             5,911            6,331

    Secondary Account interest expense to Rayonier                   (9,452)           (8,108)          (6,789)

    Minority interest of General Partners in RTOC                      (831)             (864)            (738)
                                                                  ---------         ---------        ---------

                                                                     (5,172)           (3,061)          (1,196)
                                                                  ---------         ---------        ---------

PARTNERSHIP INCOME                                                $  82,226         $  85,586        $  73,047
                                                                  =========         =========        =========

Income Per Publicly Traded Class A Unit                           $    4.45         $    4.49        $    3.93
                                                                  =========         =========        =========
Income Per Rayonier Owned Class A Unit                            $    4.40         $    4.38        $    3.79
                                                                  =========         =========        =========

            The accompanying Notes to Financial Statements are an
                 integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1993 AND 1992
                             (thousands of dollars)

                                     ASSETS

                                                                                  1993                     1992
                                                                                  ----                     ----
CURRENT ASSETS
    Cash                                                                      $      16               $     263
    Receivables - net                                                             4,798                   2,231
    Inventories                                                                     362                     392
    Prepaid logging roads                                                         3,948                   3,391
    Primary Account short-term investment notes of Rayonier                     106,200                 106,200
    Trade and intercompany receivables from Rayonier and affiliates               4,146                   3,985
                                                                              ---------               ---------
      Total current assets                                                      119,470                 116,462

LONG-TERM RECEIVABLES                                                             1,123                    ---

OTHER ASSETS                                                                        112                     114

FIXED ASSETS - NET                                                                  983                     879

TIMBER, TIMBERLANDS AND LOGGING ROADS,
    LESS DEPLETION AND AMORTIZATION                                             265,769                 259,958
                                                                              ---------               ---------


                                                                              $ 387,457               $ 377,413
                                                                              =========               =========

                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Advance deposits                                                          $   5,282                $  3,451
    Accounts payable                                                              2,257                   2,732
    Accrued liabilities
      Taxes                                                                       1,580                   1,542
      All other                                                                     611                     631
    Current timber obligations                                                      138                     323
    Advances from Rayonier                                                           73                      85
                                                                              ---------                --------
      Total current liabilities                                                   9,941                   8,764

SECONDARY ACCOUNT LONG-TERM NOTES
    PAYABLE TO RAYONIER                                                         120,900                  98,100

LONG-TERM TIMBER OBLIGATIONS                                                        793                     931

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                     6,017                   6,155

PARTNERS' CAPITAL
    General Partners                                                              5,962                   6,097
    Limited Partners (20,000,000 Class A Depositary
      Units and 20,000,000 Class B Depositary
      Units issued and outstanding)                                             243,844                  257,366
                                                                              ---------                ---------

                                                                              $ 387,457                $ 377,413
                                                                              =========                =========

        The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                            STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (thousands of dollars)


                                                                                       1993            1992          1991
                                                                                       ----            ----          ----
OPERATING ACTIVITIES
    Partnership income                                                             $  82,226        $  85,586    $  73,047
    Non-cash items included in income
      Depletion, depreciation and amortization                                         7,064            7,634        8,345
      Minority interest of General Partners in RTOC                                      831              864          738
      Amortization of deferred software costs                                            ---              119          475
    (Increase) decrease in receivables                                                (2,567)           1,702       (2,635)
    Increase in prepaid logging roads                                                   (557)            (824)        (170)
    Increase (decrease) in advance deposits                                            1,831           (1,430)      (2,566)
    (Decrease) increase in accounts payable and
      accrued liabilities                                                               (457)           1,554          (76)
    Other changes in working capital                                                    (143)             197            6
                                                                                   ---------        ---------    ---------
          Cash provided from operating activities                                     88,228           95,402       77,164
                                                                                   ---------        ---------    ---------

INVESTING ACTIVITIES
    Capital expenditures less sales, retirements and withdrawals
      of $374, $1,561 and  $1,538 in 1993, 1992 and 1991                             (12,979)         (12,459)     (12,187)
    Increase in Primary Account short-term investment notes
      of Rayonier                                                                   (106,200)        (135,700)     (93,100)
    Settlement of Primary Account short-term investment
      notes of Rayonier                                                              106,200          109,300       84,600
    Increase in long-term receivables                                                 (1,123)             ---          ---
    Decrease (increase) in other assets                                                    2              174         (212)
                                                                                   ---------        ---------    ---------
          Cash used for investing activities                                         (14,100)         (38,685)     (20,899)
                                                                                   ---------        ---------    ---------

FINANCING ACTIVITIES
    Decrease in timber obligations                                                      (323)            (106)        (133)
    Increase in Secondary Account long-term notes
      payable to Rayonier                                                             22,800           18,000       18,400
    Partnership distributions                                                        (96,842)         (75,788)     (76,218)
    Distributions to General Partners of RTOC - net                                     (969)            (747)        (743)
    Recontributions by Rayonier and General Partners
      of RTLP                                                                            959            1,717        2,266
                                                                                   ---------        ---------    ---------
          Cash used for financing activities                                         (74,375)         (56,924)     (56,428)
                                                                                   ---------        ---------    ---------

CASH
    Net decrease in cash                                                                (247)            (207)        (163)
    Balance at beginning of year                                                         263              470          633
                                                                                   ---------        ---------    ---------
      Balance at end of year                                                       $      16        $     263    $     470
                                                                                   =========        =========    =========

Supplemental disclosures of cash flow information

    Cash received for interest - Primary Account                                   $   5,113        $   5,911    $   6,333
                                                                                   =========        =========    =========


        The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                             (thousands of dollars)

                                                    Limited              General
                                                    Partners             Partners            Total
                                                    --------             --------            -----
Balance, December 31, 1990                        $ 246,870             $   5,983          $ 252,853

   Partnership income                                72,317                   730             73,047

   Partnership distributions - net                  (73,218)                 (734)           (73,952)
                                                   --------             ---------          ---------

Balance, December 31, 1991                          245,969                 5,979            251,948

   Partnership income                                84,730                   856             85,586

   Partnership distributions - net                  (73,333)                 (738)           (74,071)
                                                   --------             ---------          ---------

Balance, December 31, 1992                          257,366                 6,097            263,463

   Partnership income                                81,403                   823             82,226

   Partnership distributions - net                  (94,925)                 (958)           (95,883)
                                                   --------             ---------          ---------

Balance, December 31, 1993                        $ 243,844             $   5,962          $ 249,806
                                                  =========             =========          =========


        The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONTROL

Rayonier Timberlands, L.P. (RTLP), a Delaware limited partnership, began operations on November 20, 1985 succeeding to substantially all of the timberlands business of Rayonier Inc. (Rayonier). Rayonier Forest Resources Company (RFR), a wholly owned subsidiary of Rayonier, is the Managing General Partner of RTLP and Rayonier is the Special General Partner of RTLP.

RTLP operates through Rayonier Timberlands Operating Company, L.P. (RTOC), a Delaware limited partnership, in which RTLP holds a 99 percent limited partner interest, and RFR and Rayonier together hold a 1 percent general partner interest. RFR is the Managing General Partner of RTOC and Rayonier is the Special General Partner of RTOC.

In addition to its General Partners' interests, Rayonier is also a Limited Partner and owns 74.7 percent of RTLP's issued and outstanding Class A Units and 100 percent of RTLP's issued and outstanding Class B Units.

RTLP and RTOC have no officers, directors or employees. The officers, directors and employees of Rayonier and RFR perform all management and business activities for RTLP and RTOC.

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP is as follows:


                                                   Primary          Secondary
                                                   Account           Account
                                                   -------           -------
                 Class A unitholders                  95%                4%
                 Class B unitholders                   4%               95%
                 General Partners                      1%                1%
                                                     ---               ---
                 Total                               100%              100%
                                                     ===               ===

IN ACCORDANCE WITH RTLP'S PARTNERSHIP AGREEMENT THE PRIMARY ACCOUNT WILL BE CLOSED AT THE END OF THE INITIAL TERM ON DECEMBER 31, 2000. SUBSEQUENT TO THAT DATE THE CLASS A UNITHOLDERS WILL ONLY PARTICIPATE IN 4 PERCENT OF THE REVENUES AND EXPENSES OF RTLP, AND CASH FLOW ONLY AFTER ALL SECONDARY ACCOUNT DEBT HAS BEEN REPAID.

INVESTING AND FINANCING ACTIVITIES

The excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders is invested with Rayonier in accordance with the Partnership Agreement and is repayable on demand. Interest is due quarterly and the stated interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent short-term borrowings.

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation, pre-commercial thinning and similar activities, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier which mature on January l, 2001.

Under the terms of the Partnership Agreement, cash credited to the Primary Account may not be loaned or otherwise used for the benefit of the Secondary Account. Accordingly, the Partnership is not permitted to use proceeds from the Primary Account Short-Term Investment Notes of Rayonier to repay the Secondary Account Long-Term Notes Payable to Rayonier.

See Notes 5 and 6 for further information.

SPECIAL ALLOCATIONS

In 1989, the Partnership Agreements of RTLP and RTOC were amended to provide for the special allocation of certain costs to Rayonier's and RFR's interests as General Partners of both Partnerships and to Rayonier's interest as a Limited Partner of RTLP. These costs reduce Rayonier's and RFR's income from RTLP and RTOC, and the cash flow attributed to their Partnership interests. The special allocations do not impact the interest of publicly traded Class A Units nor their cash distributions.

On January 1, 1989, RTOC entered into a sales agency agreement with a Rayonier-affiliated foreign sales corporation. The affiliate, RayFor Foreign Sales Corporation (FSC), acts as a commission agent in selling Rayonier's interest in stumpage that is eventually exported from the United States. As a result, Rayonier gains certain tax benefits that are basically only available to tax-paying corporations.

Effective with the first quarter of 1989, a commission expense was paid by RTOC to FSC. The Board of Directors of the Managing General Partner approved amendments to the Partnership Agreements of both RTLP and RTOC that allow for the allocation of FSC commission expense and associated administrative expenses only to Rayonier and RFR, as General Partners of RTOC and RTLP, and to Rayonier as a Limited Partner of RTLP, and do not affect the earnings or cash flow of publicly traded Class A Units.

Effective August 10, 1993, legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Since the Partnership's commission expense had been fully allocated to Rayonier and the General Partners, the legislation did not impact the earnings or cash flows of publicly traded Class A Units.

CONSOLIDATION

The financial statements consolidate the accounts of RTLP and RTOC. Intercompany transactions have been eliminated. The Rayonier and RFR 1 percent general partner interest in RTOC is presented as minority interest in these financial statements.

Certain reclassifications have been made to prior years' financial statements to conform to current year presentation.

REVENUE RECOGNITION

Timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the quantity sold is determinable. This generally occurs when the purchaser severs and measures the timber.

Revenues have been based on actual harvest volumes multiplied by contractually agreed upon prices awarded in sealed-bid auctions or negotiated at arm's length with the purchasers, including Rayonier. These prices are periodically and independently tested for reasonability to market prices in comparable geographic areas.

Bulk timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the amount of profit is determinable. Timberland and land sales are recognized when legal ownership passes, the amount of profit is determinable, and specified levels of down payment are received.

DEFERRED SOFTWARE COSTS

Software costs related to the development of the initial tax data collection and computation system necessary to prepare the pro forma tax return information for individual unitholders had been capitalized and were amortized over a period of 60 months, ending in March 1992.

TIMBER AND TIMBERLANDS

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently recoverable timber. Timber and timberlands are stated at the lower of original acquisition cost, net of timber cost depletion or market value. The timber originally contributed by Rayonier is stated at Rayonier's historical cost.

LOGGING ROADS

Logging roads, including bridges, are stated at cost, less accumulated amortization. The costs of roads developed for reforestation activities are amortized using the straight-line method over their useful lives estimated at 40 years for roads and 20 years for bridges. Road costs associated with harvestable timber access are charged to a prepaid account and amortized as the related timber is sold, generally within two years.

PARTNERS' CAPITAL

The partners' capital accounts have been included on a historical cost basis as determined by the cash and net book value of assets originally contributed to RTLP by Rayonier and RFR. These accounts have been adjusted for the allocation of revenues and costs in accordance with the Partnership Agreement, for distributions made to partners and for recontributions made by Rayonier and RFR. Revenues and costs are allocated to Primary and Secondary Accounts based upon their relationship to the harvest plan of the Initial Term (through December 31, 2000) or to the harvest plan subsequently (2001 and thereafter). The partners' capital accounts were adjusted for RTLP distributions, recontributions to RTLP and a 1991 land withdrawal by Rayonier (see Note 3 for further information) as follows (thousands of dollars):

                                                                    1993             1992             1991
                                                                    ----             ----             ----
         Distributions to Limited Partners                        $95,874          $75,032          $75,032
         Distributions to General Partners                            968              756              756
         Recontributions by Rayonier
            and RFR                                                  (959)          (1,717)          (2,266)
         Land Withdrawal by Rayonier                                   --               --              430
                                                                   ------           ------           ------
            Total                                                 $95,883          $74,071          $73,952
                                                                  =======          =======          =======

The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the year, which is fully allocated to Rayonier and the General Partners. (See Special Allocations).

In addition to the RTLP distributions, RTOC distributed $978,000 in 1993 and $764,000 in 1992 and 1991 to its General Partners. Recontributions were also made to RTOC by the General Partners for their interest in the commission expense paid.

2.  INCOME AND OTHER TAXES

RTLP is not a separate taxable entity for Federal or state income tax purposes. Any taxable income or loss is reported by the partners in accordance with the Partnership Agreement. Accrued taxes relating to obligations of RTLP as of December 31 were as follows (thousands of dollars):

                                                                     1993            1992
                                                                     ----            ----
         Property Taxes                                            $1,086           $1,199
         Excise Taxes                                                 494              343
                                                                    -----            -----

            Total                                                  $1,580           $1,542
                                                                   ======           ======

3.  RELATED PARTY TRANSACTIONS

RTLP is a major supplier of timber to Rayonier for use in its log export business, and pulp and lumber manufacturing facilities. Timber sales to Rayonier for the years ended December 31, 1993, 1992 and 1991 totaled $19,929,000, $16,982,000 and $29,012,000, respectively. RTLP's related-party revenues represent the fair market value of timber sold to Rayonier.

In 1990, Rayonier designated 3,309 acres of Southeast timberland to be withdrawn from RTLP in accordance with the original Partnership Agreement, which granted Rayonier the right to designate on or before December 31, 1990 up to 15,000 acres to be retained by Rayonier. RTLP recorded the distribution of land to Rayonier at historical cost in 1991 after review by the Conflicts Committee of RFR's Board of Directors.

RTLP engages in various transactions with Rayonier and its affiliates that are characteristic of a consolidated group under common control. Receipts, disbursements and net cash position are currently managed by Rayonier through an RTLP centralized treasury system. Accordingly, cash generated by and cash requirements of RTLP flow through intercompany accounts. Any loans to or borrowings from Rayonier are made at an interest rate equivalent to that which would be charged Rayonier by an unrelated third party for a comparable loan for the same period.

The balances in the current RTLP intercompany accounts with Rayonier as of December 31 were as follows (thousands of dollars):

                                                                1993             1992
                                                                ----             ----
              Primary Account receivable                       $4,146           $3,985
              Secondary Account payable                           (73)             (85)
                                                               ------           ------
                   Total due from Rayonier                     $4,073           $3,900
                                                               ======           ======

Interest income received from Rayonier on the Primary Intercompany Account balance was $147,000 and $193,000 in 1993 and 1992 on an average outstanding receivable of $4,185,000 and $4,381,000, respectively. Interest expense paid to Rayonier on the Secondary Intercompany Account was $334,000 and $371,000 in 1993 and 1992 on an average outstanding payable of $11,740,000 and $9,313,000, respectively.

RTLP is charged by Rayonier with direct costs and expenses associated with RTLP's operations. In addition, indirect costs were allocated to RTLP for forest management, overhead and general and administrative expenses related to RTLP's operations. Such allocated costs totaled $6,850,000 in 1993, $6,031,000 in 1992 and $6,156,000 in 1991.

4.  MAJOR UNAFFILIATED CUSTOMERS

Sales for 1992 and 1991 include $16,800,000 and $8,000,000, respectively, from major timberland tract sales in the Northwest to the Quinault Indian Nation. In addition, 1993 and 1992 sales include timber stumpage sales of $16,900,000 and $10,200,000, respectively, to two customers affiliated with the Quinault Indian Nation. In 1992, the Partnership also had one other unaffiliated customer in the Northwest to whom sales of timber stumpage represented $12,100,000 of total sales. No unaffiliated customer accounted for sales in excess of 10 percent of total revenues in 1991.

5.  SHORT-TERM INVESTMENT NOTES OF RAYONIER

Cash balances including the excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders are being invested in Rayonier as short-term investment notes. These funds are invested in accordance with the Partnership Agreement and are repayable on demand.
Interest is due quarterly and the interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent short-term borrowings. At both December 31, 1993 and 1992 the RTLP Primary Account included short-term investment notes of Rayonier of $106,200,000. The notes bear fixed interest rates that range from 3.9 to 4.2 percent, as of December 31, 1993, and 3.8 to 5.4 percent, as of December 31, 1992. The fair value of the short-term investment notes of Rayonier approximates its carrying value.

The weighted average interest rate, based on the principal amount, was 4.1 percent as of December 31, 1993 and 4.6 percent as of December 31, 1992. Interest income earned by the Primary Account on the investment notes of Rayonier was $4,964,000 in 1993, $5,718,000 in 1992 and $6,062,000 in 1991.

6.  LONG-TERM NOTES PAYABLE TO RAYONIER

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation, pre-commercial thinning and similar activities, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier which mature on January 1, 2001. Advances made by Rayonier to the Secondary Account in any year bear interest through December 31 of that year at the actual average rate of Rayonier's revolving credit borrowings. On each such December 31, advances made in that year including interest are converted into a note bearing interest through January 1, 2001 at a fixed rate determined as of that December 31 equal to an appropriate spread over the yield on U. S. Government Notes having a maturity date in early 2001. Interest is due quarterly, and all or any part of the unpaid principal may be prepaid at any time without penalty or premium.
The long-term notes payable to Rayonier amounted to $120,900,000 and $98,100,000 as of December 31, 1993 and 1992, respectively. Based on the spread over the current rates of U. S. Government Notes having a maturity date in early 2001, the fair value of the long-term notes payable to Rayonier is $135,800,000.

As of December 31, 1993 interest rates on the individual notes range from 6.5 to 10.6 percent, with a weighted average interest rate of 8.7 percent. As of December 31, 1992 the range of interest rates on the individual notes was 7.8 to 10.6 percent, with a weighted average interest rate of 9.2 percent. Interest expense incurred by the Secondary Account on the notes payable to Rayonier was $9,118,000 in 1993, $7,737,000 in 1992 and $6,237,000 in 1991.

7.  LONG-TERM TIMBER OBLIGATIONS

As of December 31, 1993 and 1992 total timber obligations amounted to $931,000 and $1,254,000, respectively. Interest rates ranged from 6.0 to 8.6 percent, with a weighted average interest rate of 8.4 and 8.3 percent at December 31, 1993 and 1992, respectively.

The obligations are payable as follows:  1994 - $138,000; 1995 - $148,000; 1996
- - $159,000; 1997 - $149,000; 1998 - $162,000; and $175,000 during 1999 to 2003.

8.  ENVIRONMENTAL MATTERS

Over the past three years, harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service (FWS) is developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified Special Emphasis Areas, where restrictions would be increased. One proposed Special Emphasis Area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. The new rule may also include guidelines for the protection of the marbled murrelet, also recently listed as a threatened species. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet. The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

9.  SUBSEQUENT EVENTS

On February 8, 1994, the Board of Directors of Rayonier Forest Resources Company declared a special distribution of $4.00 per Class A Unit as well as a first quarter distribution of $1.30 per Class A Unit (representing an increase of 15 cents over the previous regular quarterly distribution), payable on March 31, 1994 to unitholders of record on February 28, 1994. A portion of these distributions represents a return of capital, depending on each unitholder's tax basis. The special distribution was declared following a determination by the Managing General Partner that cash and investment balances would likely exceed funding requirements for the balance of the Initial Term ending December 31, 2000. As of March 31, 1994, approximately $1.00 per Class A Unit will remain for normal capital expenditure, working capital and other funding requirements. The increase in the quarterly distribution resulted from projections of increased operating cash flows.

On February 28, 1994, ITT Corporation (ITT), Rayonier's sole shareholder, distributed all the Common Shares of Rayonier to ITT's shareholders. In connection with the distribution, Rayonier changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded company listed on the New York Stock Exchange under the symbol "RYN." RTLP will continue to be listed separately and trade under the symbol "LOG." Class A unitholder's financial interest will not be affected in any manner by ITT's distribution of Rayonier to its shareholders.

10.  COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three years ended December 31, 1993 (thousands of dollars, except per unit data):





                                                  1993                             1992                              1991
                                          --------------------            ------------------------          ------------------------
                                          Primary          Secondary       Primary       Secondary          Primary        Secondary
                                          Account           Account        Account        Account           Account         Account
                                          -------           -------        -------        -------           -------         -------
Timber and Timberland Sales             $ 114,912        $    1,135      $ 112,199     $    4,196         $  99,533      $    1,690
Interest and Other Income - net             6,891            (9,009)         7,631         (7,735)            7,927          (6,480)
Costs and Expenses                        (26,734)           (3,446)      (24,103)         (4,058)          (23,561)         (3,118)
Interest of General Partners in RTOC         (951)              113          (957)             76              (839)             79
                                        ---------        ----------      ---------     ----------         ---------      ----------
Partnership Income
   before Commission Expense               94,118           (11,207)       94,770         (7,521)            83,060          (7,829)
Commission Expense - net of 1%
   General  Partner interest                 (685)             ----        (1,663)          ----             (2,184)           ----
                                        ---------        ----------      ---------     ----------         ---------      ----------
Partnership Income                      $  93,433        $  (11,207)     $  93,107     $   (7,521)        $  80,876      $   (7,829)
                                        =========        ==========      =========     ==========         =========      ==========


                                       Publicly Traded   Rayonier Owned Publicly Traded Rayonier Owned  Publicly Traded Rayonier Own
                                          A Units           A Units        A Units        A Units           A Units         A Units
                                          -------           -------        --------       -------           -------         -------
Income for Class A Units before
  Commission Expense
      95% of Primary Account            $  22,621        $   66,791      $  22,778     $   67,254         $  19,963      $   58,944
        4% of Secondary Account              (113)             (335)           (76)          (225)              (79)           (234)
                                        ---------        ----------      ---------     ----------         ---------      ----------
                                           22,508            66,456         22,702         67,029            19,884          58,710
Commission Expense                           ----              (651)          ----         (1,580)             ----          (2,075)
                                        ---------        ----------      ---------     ----------         ---------      ----------

Total Income for Class A Units          $  22,508        $   65,805      $  22,702     $   65,449         $  19,884      $   56,635
                                        ---------        ----------      ---------     ----------         ---------      ----------

Units Outstanding                       5,060,000        14,940,000      5,060,000     14,940,000         5,060,000      14,940,000
                                        =========        ==========      =========     ==========         =========      ==========

Income Per Class A Unit                 $    4.45        $     4.40      $    4.49     $     4.38         $    3.93      $     3.79
                                        =========        ==========      =========     ==========         =========      ==========

11.  OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the three years ended December 31, 1993 (thousands of dollars, except per unit data):



                                                   1993                    1992                          1991
                                           --------------------   ------------------------     ------------------------
                                           Primary    Secondary   Primary       Secondary      Primary      Secondary
                                           Account    Account     Account       Account        Account      Account
                                           -------    -------     -------       -------        -------      -------
Timber and Timberland Sales               $114,912   $  1,135    $ 112,199       $  4,196       $ 99,533     $  1,690
Interest and Other Income - net              6,891     (9,009)       7,631         (7,735)         7,927       (6,480)
Costs and Expenses - other than non-cash
    items, commissions and the General
    Partners' interest in RTOC             (19,867)    (2,967)     (16,546)        (2,380)       (14,653)      (2,244)
Capital Expenditures                        (1,911)   (11,442)      (2,074)       (11,948)        (2,308)     (11,417)
General Partners' interest in RTOC          (1,000)       223       (1,012)           179           (905)         185
                                          --------   --------    ---------       --------       --------     --------

Operating Cash Flow before
    Commission Expense                      99,025    (22,060)     100,198        (17,688)        89,594      (18,266)

Commission Expense - net
    of 1% General Partner interest            (685)      ----       (1,663)        ----           (2,184)        ----
                                          --------   --------    ---------       --------       --------     --------

Operating Cash Flow                       $ 98,340   $(22,060)   $  98,535       $(17,688)      $ 87,410     $(18,266)
                                          ========   ========    =========       ========       ========     ========


                                     Publicly Traded  Rayonier Owned  Publicly Traded Rayonier Owned  Publicly Traded Rayonier Owned
                                         A Units         A Units          A Units        A Units        A Units           A Units
                                         -------         -------         --------        -------          --------        -------
Cash Allocable to Class A Units
     before Commission Expense
    95% of Primary Account            $   23,801        $   70,273      $  24,083     $   71,105         $  21,534     $   63,580
     4% of Secondary Account                (223)             (659)          (179)          (529)             (185)          (546)
                                      ----------        ----------      ---------     ----------         ---------     ----------
                                          23,578            69,614         23,904         70,576            21,349         63,034

Commission Expense                          ----              (651)          ----         (1,580)             ----         (2,075)
                                      ----------        ----------      ---------     ----------         ---------     ----------

Operating Cash Flow Allocable to
    Class A Units                     $   23,578        $   68,963      $  23,904     $   68,996         $  21,349     $   60,959
                                      ----------        ----------      ---------     ----------         ---------     ----------

Units Outstanding                      5,060,000        14,940,000      5,060,000     14,940,000         5,060,000     14,940,000
                                      ----------        ----------      ---------     ----------         ---------     ----------

Primary Account Cash Flow Per Unit    $     4.70        $     4.66      $    4.76     $     4.66         $    4.26     $     4.12

Secondary Account Cash Flow Per Unit        (.04)             (.04)          (.04)          (.04)             (.04)          (.04)
                                      ----------        ----------      ---------     ----------         ---------     ----------

Operating Cash Flow Allocable to a
    Class A Unit                      $     4.66        $     4.62      $    4.72     $     4.62         $    4.22     $     4.08
                                      ==========        ==========      =========     ==========         =========     ==========

QUARTERLY RESULTS FOR 1993 AND 1992 (Unaudited) (thousands of dollars, except per unit data):

  1993                                               Quarter Ended
- --------                          ----------------------------------------------
                                  March       June       September      December        Total
                                    31         30           30             31           Year
                                  -----       ----       ---------      --------        -----
Sales                           $ 31,209   $ 30,372     $ 15,246       $ 39,220      $ 116,047

Operating Income                  24,223     23,599        9,687         29,889         87,398

Partnership Income                23,014     22,322        8,461         28,429         82,226

Income Per Publicly Traded
  Class A Unit                      1.23       1.19          .55           1.48           4.45

Operating Cash Flow Allocable
  to a Publicly Traded
  Class A Unit                      1.30       1.24          .57           1.55           4.66

Distributions Per Publicly Traded
  Class A Unit                      1.15       1.15         1.15           1.15           4.60



  1992                                               Quarter Ended
- --------                          -------------------------------------------------
                                  March       June       September      December        Total
                                    31         30           30             31           Year
                                  -----       ----       ---------      --------        -----
Sales                           $ 37,158   $ 26,866     $ 28,718       $ 23,653      $ 116,395

Operating Income                  29,156     20,313       22,646         16,532         88,647

Partnership Income                28,325     19,670       21,821         15,770         85,586

Income Per Publicly Traded
  Class A Unit                      1.41       1.08         1.11            .89           4.49

Operating Cash Flow Allocable
  to a Publicly Traded
  Class A Unit                      1.51       1.15         1.16            .90           4.72

Distributions Per Publicly Traded
  Class A Unit                       .90        .90          .90            .90           3.60

                            RAYONIER TIMBERLANDS, L.P.

                  SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                              (thousands of dollars)

                                    Opening                         Retirements                    Ending
                                    Balance         Additions             or           Other       Balance
Year Ended December 31, 1993         1/1/93          at Cost            Sales        Changes       12/31/93
- ----------------------------         ------          -------            -----        -------       --------
Fixed assets                        $   1,598         $    176         $    --        $   --        $  1,774

Timber, net                           218,673           13,164            (199)        (6,871)(a)    224,767

Timberlands                            36,999               13            (175)           --          36,837

Logging Roads                           5,090               --              --            --           5,090
                                    ---------         --------         -------        -------       --------
                                    $ 262,360         $ 13,353         $  (374)       $(6,871)      $268,468
                                    =========         ========         =======        =======       ========


                                    Opening                         Retirements                    Ending
                                    Balance         Additions             or           Other       Balance
Year Ended December 31, 1992         1/1/92          at Cost            Sales        Changes       12/31/92
- ----------------------------         ------          -------            -----        -------       --------
Fixed assets                        $   1,547         $     60         $    (9)       $   --        $  1,598

Timber, net                           213,572           13,935          (1,387)        (7,447)(a)    218,673

Timberlands                            37,145               25            (171)           --          36,999

Logging Roads                           5,091               --              (1)           --           5,090
                                    ---------         --------         -------        -------       --------
                                    $ 257,355         $ 14,020         $(1,568)       $(7,447)      $262,360
                                    =========         ========         =======        =======       ========


                                    Opening                         Retirements                    Ending
                                    Balance         Additions             or           Other       Balance
Year Ended December 31, 1991         1/1/91          at Cost            Sales        Changes       12/31/91
- ----------------------------         ------          -------            -----        -------       --------
Fixed assets                        $   1,546         $     40         $   (39)       $   --        $  1,547

Timber, net                           209,295           13,575          (1,132)        (8,166)(a)    213,572

Timberlands                            37,441              106            (402)           --          37,145

Logging Roads                           5,091                4              (4)           --           5,091
                                    ---------         --------         -------        -------       --------
                                    $ 253,373         $ 13,725         $(1,577)       $(8,166)      $257,355
                                    =========         ========         =======        =======       ========


NOTES

       (a) Represents timber depletion charged to income and applied directly against the asset accounts.

                           RAYONIER TIMBERLANDS, L.P.

               SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PLANT,  PROPERTY AND EQUIPMENT
                             (thousands of dollars)




                                     Opening       Additions                         Ending
                                     Balance    Charged to Cost                      Balance
Year Ended December 31, 1993         1/1/93       and Expense       Retirements      12/31/93
- ----------------------------        --------    ---------------     -----------      --------
Fixed assets                        $   719     $      72           $     --          $   791

Logging roads                           804           121                 --              925
                                    -------     ---------           --------          -------

                                    $ 1,523     $     193           $     --          $ 1,716
                                    =======     =========           ========          =======



                                     Opening       Additions                         Ending
                                     Balance    Charged to Cost                      Balance
Year Ended December 31, 1993         1/1/93       and Expense       Retirements      12/31/93
- ----------------------------        --------    ---------------     -----------      --------
Fixed assets                        $   658     $      68           $     (7)         $   719

Logging roads                           685           119                 --              804
                                    -------     ---------           --------          -------
                                    $ 1,343     $     187           $     (7)         $ 1,523
                                    =======     =========           ========          =======



                                     Opening       Additions                         Ending
                                     Balance    Charged to Cost                      Balance
Year Ended December 31, 1993         1/1/93       and Expense       Retirements      12/31/93
- ----------------------------        --------    ---------------     -----------      --------
Fixed assets                        $   640     $      57           $    (39)         $   658

Logging roads                           563           122                 --              685
                                    -------     ---------           --------          -------

                                    $ 1,203     $     179           $    (39)         $ 1,343
                                    =======     =========           ========          =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By:  RAYONIER FOREST RESOURCES
                                             COMPANY
                                             Managing General Partner

                                        By:  GEORGE S. ARESON
                                            ---------------------------------
                                             George S. Areson
March 30,  1994                              Acting Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       RAYONIER FOREST RESOURCES COMPANY


         SIGNATURE                                         TITLE                                      DATE
         ---------                                         -----                                      ----
         RONALD M. GROSS                          President and Director                       March 30, 1994
- ----------------------------------
          Ronald M. Gross
   (Principal Executive Officer)

         GERALD J. POLLACK                        Senior Vice President and                    March 30, 1994
- ----------------------------------                Chief Financial Officer
         Gerald J. Pollack
   (Principal Financial Officer)

        GEORGE S. ARESON                          Acting Corporate Controller                  March 30, 1994
- ----------------------------------
         George S. Areson
  (Principal Accounting Officer)

                 *                                       Director
- ----------------------------------
         William J. Alley

                 *                                       Director
- ----------------------------------
         Donald W. Griffin

                 *                                       Director
- ----------------------------------
       Thomas W. Keesee, Jr.

                                                         Director
- ----------------------------------
          DeRoy C. Thomas

* By:      GERALD J. POLLACK                                                                   March 30, 1994
     -----------------------------
         Attorney-in-fact




                                      -A-

                                 EXHIBIT INDEX

     EXHIBIT                   DESCRIPTION                                               LOCATION
                               -----------                                               --------
       NO.
    ---------
       3(a)                    Partnership Agreement of the                              Incorporated by
                               Partnership                                               reference to
                                                                                         Exhibit No. 3(a)
                                                                                         to Registrant's
                                                                                         Form 10K for
                                                                                         1988

       3(b)                    Forms of Class A Certificate                              Incorporated by
                               of Limited Partnership and Class B                        reference to
                               Certificate of Limited Partnership                        Exhibit No. 3.2 to
                               of the Partnership                                        Registration State-
                                                                                         ment on Form S-l,
                                                                                         (Reg. No. 33-587)

       3(c)                    Partnership Agreement of Operating                        Incorporated by
                               Partnership                                               reference to
                                                                                         Exhibit No. 3(c)
                                                                                         to Registrant's
                                                                                         Form 10K for
                                                                                         1988

       3(d)                    Forms of Class A Certificate                              Incorporated by
                               of Limited Partnership and Class B                        reference to
                               Certificate of Limited Partnership                        Exhibit No. 3.4 to
                               of the Operating Partnership                              Registration State-
                                                                                         ment on Form S-l,
                                                                                         (Reg. No. 33-587)

       4(a)                    Deposit Agreement among the                               Incorporated by
                               Partnership, Manufacturers Hanover                        reference to
                               Trust Co. as Depositary, Rayonier                         Exhibit No. 4.1 to
                               Forest Resources Company (RFR), as                        Registration State-
                               attorney-in-fact of limited partners                      ment on Form S-l,
                               in the Partnership, and all holders of                    (Reg. No. 33-587)
                               Depositary Receipts

       4(b)                    Specimen Class A Depositary Receipt                       Incorporated by
                                                                                         reference to
                                                                                         Exhibit No. 4.1 to
                                                                                         Registration State-
                                                                                         ment on Form S-l,
                                                                                         (Reg. No. 33-587)

       4(c)                    Specimen Secondary Account                                Incorporated by
                               Note Payable to ITT Rayonier                              reference to
                                                                                         Exhibit No. 4(c) to
                                                                                         Registrant's Form 10K
                                                                                         for 1992

        9                      Voting Trust Agreement                                    None


                                     - B -

     EXHIBIT                   DESCRIPTION                                               LOCATION
                               -----------                                               --------
       NO.
    ---------
       10                      Conveyance Agreement among                                Incorporated by
                               Rayonier, RFR, the Partnership and                        reference to
                               the Operating Partnership                                 Exhibit No.10.l to
                                                                                         Registration State-
                                                                                         ment on Form S-l,
                                                                                         (Reg. No. 33-587)

       11                      Statement re computation of per                           None
                               share earnings

       12                      Statement re computation of ratios                        Not Applicable

       13                      Annual Report to security holders,                        Not Applicable
                               Form l0-Q or quarterly report to
                               security holders

       16                      Letter re change in certifying                            Not Applicable
                               accountant

       18                      Letter re change in accounting                            Not Applicable
                               principles

       19                      Previously unfiled documents                              None

       21                      Subsidiaries of the registrant                            *

       22                      Published report regarding matters                        None
                               submitted to vote of security holders

       23                      Consents of experts and counsel                           None

       24                      Power of attorney                                         Filed herewith

       28                      Information from reports furnished                        Not Applicable
                               to state insurance regulatory
                               authorities

       99                      Additional exhibits                                       None


* Registrant's only subsidiary is Rayonier Timberlands Operating Company, L.P., a Delaware limited partnership in which Registrant holds a 99% limited partner's interest. See Item 1 - "Business - Description of Business."





                                     - C -