Form 10-Q
period 1994-03-31
RAYONIER TIMBERLANDS LP
filed 1994-05-16
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the transition period from ........... to ............


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

YES (x)  NO ( )

                           RAYONIER TIMBERLANDS, L.P.

                               TABLE OF CONTENTS



                                                                                                   PAGE
                                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Statements of Income for the Quarters Ended
                   March 31, 1994 and 1993                                                         1

                   Balance Sheets as of March 31, 1994 and
                   December 31, 1993                                                               2

                   Statements of Cash Flows for the Quarters Ended
                   March 31, 1994 and 1993                                                         3

                   Notes to Financial Statements                                                   4 - 7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                       8 - 10



PART II.  OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                                11

                   Signatures                                                                      11

                   Exhibit Index                                                                   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited financial statements reflect, in the opinion of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1993 annual report on Form 10-K.

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                 For the Quarters Ended March 31, 1994 and 1993
                                  (unaudited)
                  (thousands of dollars, except per unit data)

                                                                             1994               1993
                                                                             ----               ----
SALES
  Timber sales
    Unaffiliated parties                                                  $49,237            $22,793
    Rayonier                                                                4,540              8,320
                                                                           ------             ------
                                                                           53,777             31,113
  Timberland sales                                                            434                 96
                                                                           ------             ------

                                                                           54,211             31,209
                                                                           ------             ------
COSTS AND EXPENSES
  Cost of timber sold
    Unaffiliated parties                                                    5,896              3,196
    Rayonier                                                                  511              1,183
                                                                           ------             ------
                                                                            6,407              4,379

  Cost of timberland sold                                                      91                  8

  Forest management, overhead and general
    and administrative expenses                                             2,865              2,439

  Commission expense paid to affiliate                                          -                343
                                                                           ------             ------
                                                                            9,363              7,169
                                                                           ------             ------

OTHER OPERATING INCOME                                                        156                183
                                                                           ------             ------

OPERATING INCOME                                                           45,004             24,223
                                                                           ------             ------

OTHER INCOME AND DEDUCTIONS
  Primary Account interest income from Rayonier                             1,309              1,349
  Secondary Account interest expense to Rayonier                           (2,684)            (2,325)
  Minority interest of General Partners in RTOC                              (436)              (233)
                                                                           ------             ------
                                                                           (1,811)            (1,209)
                                                                           ------             ------

PARTNERSHIP INCOME                                                        $43,193            $23,014
                                                                           ======             ======

Income Per Publicly Traded Class A Unit*                                  $  2.19            $  1.23
                                                                           ======             ======
Income Per Rayonier Owned Class A Unit*                                   $  2.19            $  1.21
                                                                           ======             ======

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                  (unaudited)
                             (thousands of dollars)

                                     ASSETS

                                                                               March 31,           December 31,
                                                                                  1994                  1993
                                                                               ---------           ------------
CURRENT ASSETS
    Cash                                                                      $       15           $        16
    Receivables - net                                                             13,017                 4,798
    Inventories                                                                      596                   362
    Prepaid logging roads                                                          3,147                 3,948
    Primary Account short-term investment notes of Rayonier                       36,000               106,200
    Trade and intercompany receivables from Rayonier and affiliates                3,993                 4,146
                                                                               ---------            ----------
      Total current assets                                                        56,768               119,470

LONG TERM RECEIVABLES                                                              2,420                 1,123

OTHER ASSETS                                                                          92                   112

FIXED ASSETS - NET                                                                   963                   983

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                                267,623               265,769
                                                                               ---------            ----------
                                                                              $  327,866           $   387,457
                                                                               =========            ==========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Advance deposits                                                          $    5,648           $     5,282
    Accounts payable                                                               5,255                 2,257
    Accrued liabilities
      Taxes                                                                        1,780                 1,580
      All other                                                                      535                   611
    Current timber obligations                                                       148                   138
    Advances from Rayonier                                                            87                    73
                                                                               ---------            ----------
      Total current liabilities                                                   13,453                 9,941

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                            127,000               120,900

LONG-TERM TIMBER OBLIGATIONS                                                         667                   793
MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                      5,326                 6,017

PARTNERS' CAPITAL
  General Partners                                                                 5,278                 5,962
  Limited Partners (20,000,000 Class A Depositary
    Units and 20,000,000 Class B Depositary Units
    issued and outstanding)                                                      176,142               243,844
                                                                               ---------            ----------
                                                                              $  327,866           $   387,457
                                                                               =========            ==========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                 For the Quarters Ended March 31, 1994 and 1993
                                  (unaudited)
                             (thousands of dollars)



                                                                         1994             1993
                                                                         ----             ----
OPERATING ACTIVITIES
      Partnership income                                            $ 43,193         $ 23,014
      Non-cash items included in income
        Depletion, depreciation and amortization                       1,945            2,229
        Minority interest of General Partners in RTOC                    436              233
      Increase in receivables                                         (8,219)            (971)
      Decrease in prepaid logging roads                                  801              235
      Increase in advance deposits                                       366            1,811
      Increase in accounts payable and
        accrued liabilities                                            3,122              191
      Other changes in working capital                                   (67)            (196)
                                                                    --------          -------
          Cash provided by operating activities                       41,577           26,546
                                                                    ========          =======


INVESTING ACTIVITIES
      Capital expenditures less sales and retirements
        of $87 and $3 in 1994 and 1993                                (3,779)          (3,267)
      Increase in Primary Account
        short-term investment notes of Rayonier                       (4,800)         (29,500)
      Settlement of Primary Account short-term
        investment notes of Rayonier                                  75,000           25,000
      Increase in long-term receivables                               (1,297)               -
      Decrease (increase) in other assets                                 20              (12)
                                                                    --------          -------
          Cash provided by (used for) investing activities            65,144           (7,779)
                                                                    ========          =======


FINANCING ACTIVITIES
      Decrease in timber obligations                                    (116)            (323)
      Increase in Secondary Account long-term notes
        payable to Rayonier                                            6,100            6,100
      Partnership distributions                                     (111,579)         (24,211)
      Distributions to General Partners of RTOC - net                 (1,127)            (242)
      Recontributions by Rayonier and
        General Partners of RTLP                                           -              390
                                                                    --------          -------
          Cash used for financing activities                        (106,722)         (18,286)
                                                                    ========          =======


CASH
      Net (decrease) increase in cash during quarter                      (1)             481
      Balance at beginning of quarter                                     16              263
                                                                     -------          -------
      Balance at end of quarter                                     $     15         $    744
                                                                     =======          =======


Supplemental disclosures of cash flow information

      Cash received for interest - Primary Account                  $  1,309         $  1,351
                                                                     =======          =======

                           RAYONIER TIMBERLANDS, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP is as follows:

                                                          Primary              Secondary
                                                          Account               Account
                                                          -------               -------
                 Class A unitholders                         95%                   4%
                 Class B unitholders                          4%                  95%
                 General Partners                             1%                   1%
                                                            ----                 ----
                 Total                                      100%                 100%
                                                            ====                 ====

IN ACCORDANCE WITH RTLP'S PARTNERSHIP AGREEMENT THE PRIMARY ACCOUNT WILL BE CLOSED AT THE END OF THE INITIAL TERM ON DECEMBER 31, 2000. SUBSEQUENT TO THAT DATE THE CLASS A UNITHOLDERS WILL ONLY PARTICIPATE IN 4 PERCENT OF THE REVENUES AND EXPENSES OF RTLP, AND CASH FLOW ONLY AFTER ALL SECONDARY ACCOUNT DEBT HAS BEEN REPAID.

INVESTING AND FINANCING ACTIVITIES

The excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders are invested with Rayonier in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the stated interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent short-term borrowings.

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

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                  (unaudited)



PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the quarters ended March 31, 1994 and 1993 is as follows, in thousands of dollars:

                                           Limited Partners          General Partners          Total
                                           ----------------          ----------------          -----
         Balance, January 1, 1994             $ 243,844                 $   5,962           $  249,806
         Partnership Income                      42,761                       432               43,193
         Partnership Distributions - net       (110,463)                   (1,116)            (111,579)
                                               --------                    ------             --------
         Balance, March 31, 1994              $ 176,142                 $   5,278           $  181,420
                                               ========                    ======             ========

         Balance, January 1, 1993             $ 257,366                 $   6,097           $  263,463
         Partnership Income                      22,784                       230               23,014
         Partnership Distributions - net        (23,583)                     (238)             (23,821)
                                               --------                    ------             --------
         Balance, March 31, 1993              $ 256,567                 $   6,089           $  262,656
                                               ========                    ======             ========


Partnership Distributions - net represent RTLP distributions less recontributions by Rayonier and RFR. The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the period, which is fully allocated to Rayonier and the General Partners. Effective August 10, 1993 legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, no foreign sales commission expense and therefore no recontributions were recorded during the first quarter of 1994.

In addition to the RTLP distributions, RTOC distributed $1,127,000 and $245,000 to its General Partners during the first quarter of 1994 and 1993, respectively. Recontributions were made in 1993 to RTOC by the General Partners for their interest in the commission expense paid.

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                  (unaudited)


2.  COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the quarters ended March 31, 1994 and 1993 (thousands of dollars, except per unit data):



                                                          1994                                 1993
                                                 ------------------------            ------------------------
                                                 Primary         Secondary           Primary         Secondary
                                                 Account          Account            Account          Account
                                                 -------          -------            -------          -------
Timber and Timberland Sales                     $53,776          $   435            $31,113          $    96
Interest and Other Income - net                   1,362           (2,581)             1,409           (2,202)
Costs and Expenses                               (8,463)            (900)            (6,181)            (645)
Interest of General Partners
   in RTOC                                         (466)              30               (264)              28
                                                 ------           ------             ------           ------
Partnership Income before
   Commission Expense                            46,209           (3,016)            26,077           (2,723)
Commission Expense - net of 1%
   General Partner interest                           -                -               (340)               -
                                                 ------           ------             ------           ------
Partnership Income                              $46,209          $(3,016)           $25,737          $(2,723)
                                                 ======           ======             ======           ======



                                                 Publicly         Rayonier           Publicly         Rayonier
                                                  Traded           Owned              Traded           Owned
                                                 A Units          A Units            A Units          A Units
                                                 -------          -------            -------          -------
Income for Class A Units
  before Commission Expense
    95% of Primary Account                      $11,106          $32,793            $ 6,268          $18,506
     4% of Secondary Account                        (31)             (90)               (28)             (81)
                                                 ------           ------             ------           ------

                                                 11,075           32,703              6,240           18,425
Commission Expense                                    -                -                  -             (323)
                                                 ------           ------             ------           ------

Total Income for Class A Units                  $11,075          $32,703            $ 6,240          $18,102
                                                 ======           ======             ======           ======

Units Outstanding                             5,060,000       14,940,000          5,060,000       14,940,000
                                              =========       ==========          =========       ==========

Income Per Class A Unit                         $  2.19          $  2.19            $  1.23          $  1.21
                                                 ======           ======             ======           ======

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (continued)
                                  (unaudited)

3.  OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the quarters ended March 31, 1994 and 1993 (thousands of dollars, except per unit data):

                                                           1994                               1993
                                                 -------------------------           -------------------------
                                                 Primary         Secondary           Primary         Secondary
                                                 Account          Account            Account          Account
                                                 -------          -------            -------          -------
Timber and Timberland Sales                     $53,776          $   435            $31,113          $    96
Interest and Other Income - net                   1,362           (2,581)             1,409           (2,202)
Costs and Expenses - other than
   non-cash items, commissions
   and the General Partners'
   interest in RTOC                              (6,565)            (777)            (3,999)            (596)
Capital Expenditures                               (961)          (2,905)              (731)          (2,539)
General Partners' interest
   in RTOC                                         (476)              58               (278)              52
                                                 ------           ------             ------           ------
Operating Cash Flow before
   Commission Expense                            47,136           (5,770)            27,514           (5,189)
Commission Expense - net of
   1% General Partner interest                        -                -               (340)               -
                                                 ------           ------             ------           ------

Operating Cash Flow                             $47,136          $(5,770)           $27,174          $(5,189)
                                                 ======           ======             ======           ======

                                                 Publicly         Rayonier           Publicly         Rayonier
                                                  Traded           Owned              Traded           Owned
                                                 A Units          A Units            A Units          A Units
                                                 -------          -------            -------          -------
Cash Allocable to Class A Units
  before Commission Expense
    95% of Primary Account                      $11,329          $33,450            $ 6,613          $19,525
     4% of Secondary Account                        (58)            (173)               (53)            (155)
                                                 ------           ------             ------           ------
                                                 11,271           33,277              6,560           19,370
Commission Expense                                    -                -                  -             (323)
                                                 ------           ------             ------           ------

Operating Cash Flow
  Allocable to Class A Units                    $11,271          $33,277            $ 6,560          $19,047
                                                 ======           ======             ======           ======

Units Outstanding                             5,060,000       14,940,000          5,060,000       14,940,000
                                              =========       ==========          =========       ==========

Primary Account Cash Flow
  Per Unit                                      $  2.24          $  2.24            $  1.31          $  1.28

Secondary Account Cash Flow
  Per Unit                                         (.01)            (.01)              (.01)            (.01)
                                                 ------           ------             ------           ------

Operating Cash Flow
  Allocable to a Class A Unit                   $  2.23          $  2.23            $  1.30          $  1.27
                                                 ======           ======             ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

First quarter 1994 results improved over the comparable 1993 level primarily as a result of timber sales contract harvesting carried over from the last half of 1993.

The following table summarizes the sales, operating income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (in thousands of dollars):

                                                     For the Quarter Ended March 31,
                                                     -------------------------------
                                                     1994                      1993
                                                     ----                      ----
TIMBER SALES
      Northwest                                   $41,954                   $16,561
      Southeast                                    11,823                    14,552
                                                   ------                    ------
   Total Timber Sales                              53,777                    31,113
                                                   ------                    ------

TIMBERLAND SALES
      Northwest                                       281                        82
      Southeast                                       153                        14
                                                   ------                    ------
   Total Timberland Sales                             434                        96
                                                   ------                    ------
TOTAL SALES                                       $54,211                   $31,209
                                                   ======                    ======

OPERATING INCOME
      Northwest                                   $36,548                   $13,889
      Southeast                                     8,895                    11,129
      Corporate and Other                            (439)                     (795)
                                                   ------                    ------
   Total Operating Income                         $45,004                   $24,223
                                                   ======                    ======

PARTNERSHIP INCOME                                $43,193                   $23,014
                                                   ======                    ======

SELECTED OPERATING STATISTICS
Northwest Harvest Volumes
      Stumpage (thousands of MBF)                    54.1                      35.6
      Delivered Logs (thousands of MBF)              11.6                       8.1
                                                   ------                    ------
   Total Northwest                                   65.7                      43.7
                                                   ======                    ======

Southeast Harvest Volumes
      Pine (thousands of tons)                      435.0                     552.3
      Hardwoods (thousands of tons)                  14.7                      19.0
                                                   ------                    ------
   Total Southeast                                  449.7                     571.3
                                                   ======                    ======

Sales for the quarter ended March 31, 1994 were $54.2 million, representing an increase of $23.0 million, or 74 percent, over the results of the first quarter 1993. Timber sales were $53.8 million, increasing $22.7 million, or 73 percent, over the comparable 1993 period primarily as a result of timber sales contract harvesting in the Northwest region that was carried over from the last half of 1993. Timberland sales of $0.4 million in 1994 were $0.3 million higher than the 1993 period.

Partnership income for the first quarter of 1994 was $43.2 million or $2.19 per (publicly traded) Class A Unit compared to $23.0 million or $1.23 per Class A Unit for the first three months of 1993. Operating cash flow allocable to a Class A Unit was $2.23 per unit as compared to $1.30 per unit in the prior year.

In the Northwest, most of the timber from Partnership lands is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. In this region, both volume and prices were significantly greater than prior year. Prices realized on stumpage contracts in the first quarter of 1994 were almost double those realized in 1993's first quarter. Stumpage volume in this year's first quarter was approximately 50 percent greater than that of the prior year as declining export prices in 1993 caused Partnership customers to delay harvesting their contracts until 1994. As a result, sales for the Northwest region increased 154 percent to $42.2 million while operating income for the region increased 163 percent to $36.5 million. Management estimates that additional Partnership income of approximately $14 million or $0.66 per Class A Unit resulted from 1993 volume carried over to 1994.

In the Southeast, pulpwood timber harvested from Partnership lands is sold by customers to mills for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. In this region, sales declined 18 percent to $12.0 million and operating income declined 20 percent to $8.9 million reflecting lower sales volumes due to softening demand in the pulp and paper industry. Pine harvest volume decreased approximately 21 percent as pulp and lumber mills reduced their wood inventories from higher winter levels. First quarter 1994 average pine prices remained relatively unchanged when compared to first quarter 1993's prices.

The harvest level of stumpage in the Northwest and pine in the Southeast for the first quarter of 1994 represents approximately 34 percent and 24 percent, respectively, of the current projection of this year's harvests whereas in the first quarter of 1993 the stumpage and pine harvest volumes were 33 percent and 32 percent, respectively, of the actual full year harvests.

Corporate and other operating income is comprised of general and administrative expenses not specifically attributable to either the Northwest or Southeast region. Corporate expenses decreased $0.4 million during the first quarter of 1994 primarily due to the elimination of commission expenses that were paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier. Legislation, enacted effective August 10, 1993, eliminated tax benefits related to log exports for foreign sales corporations. The Partnership's commission expense had been fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. For a full description, see Notes to Financial Statements - Note 1 - Special Allocations in the Partnership's 1993 annual report on Form 10-K.

Operating costs and expenses for the first quarter of 1994 were $9.4 million, an increase of $2.2 million over 1993. Cost of timber sold rose $2.0 million in 1994, reflecting higher logging costs in the Northwest region resulting from increased contract logging and pre-commercial thinning activities. Forest management, overhead and general and administrative expenses increased $0.4 million reflecting higher spending related to road maintenance and environmental impact research.

Interest income, earned mainly from the Primary Account's short-term investment notes of Rayonier, decreased slightly to $1.3 million in 1994 due to lower interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $0.4 million to $2.7 million.

FUTURE OPERATIONS

As of March 31, 1994, volume representing approximately 80 percent of the projected 1994 stumpage and pine harvest had been cut or committed under contract whereas volume representing 85 percent of the final 1993 harvest had been cut or committed for as of March 31, 1993. At March 31, 1994, Rayonier accounts for approximately 12 percent and 1 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and one additional customer account for approximately 41 percent and 19 percent, respectively, of the uncut volume in the Northwest while one customer accounts for approximately 10 percent of the uncut volume under contract in the Southeast; none of these customers are affiliated with the Partnership. Contract terms allow for harvesting over various time periods and volume currently under contract may not be fully cut within this fiscal year.

LIQUIDITY AND CASH FLOW

As of March 31, 1994, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.0 million. In addition, the Primary Account of the Partnership held $36.0 million of short-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the short-term investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves. At the end of the first quarter of 1994, the Partnership called, or otherwise had mature, $75.0 million of the short-term investment notes to fund a special distribution of $4.00 per Class A Unit paid on March 31, 1994. As a result of this transaction, interest income of the Partnership for the remainder of 1994 will be significantly lower than that of the prior year.

The Secondary Account of the Partnership had total outstanding debt of $127.9 million at March 31, 1994 including long-term notes payable to Rayonier of $127.0 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the quarters ended March 31, 1994 and 1993 were $3.9 million and $3.3 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On March 31, 1994 and 1993, the Partnership made quarterly distributions of $26.0 million ($1.30 per Unit) and $23.0 million ($1.15 per Unit), respectively to all outstanding Class A unitholders. In addition, the Partnership made a special distribution of $80.0 million ($4.00 per Unit) on March 31, 1994. The special distribution was declared following a determination by the Managing General Partner that cash and investment balances would likely exceed funding requirements for the balance of the Initial Term ending on December 31, 2000. Quarterly distributions of $1.4 million and $1.2 million were also made to Class B unitholders and to the General Partners in the first quarter of 1994 and 1993, respectively. Furthermore, $4.2 million was distributed to Class B unitholders and to the General Partners in connection with the special distribution. On March 31, 1993, recontributions of $0.4 million were made by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

When the Initial Term ends on December 31, 2000, the Primary Account of the Partnership will be closed but there will not be any redemption of the partners' capital accounts. The interest of Class A unitholders in the Partnership's future revenues, expenses and cash flows will then decrease from 95 percent to 4 percent. Positive cash flows will be substantially affected by Secondary Account debt that will have to be repaid. As a result, it is expected that the market price of Class A Units should begin to decline substantially sometime prior to December 31, 2000.

                          Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    (a)  See Exhibit Index

    (b) Rayonier Timberlands, L.P. did not file any Report on Form 8-K during the quarter covered by this report.





                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RAYONIER TIMBERLANDS, L.P.
                                             (A Delaware Limited Partnership)



                                             By:   RAYONIER FOREST RESOURCES
                                                     COMPANY
                                                   Managing General Partner


                                             By    GEORGE S. ARESON
                                                   ------------------------
                                                   George S. Areson
                                                   Acting Corporate Controller

May 16, 1994

                                 EXHIBIT INDEX


               EXHIBIT NO.                          DESCRIPTION                               LOCATION
               -----------        ---------------------------------------------               --------
                  2               Plan of acquisition, reorganization,                          None
                                   arrangement, liquidation or
                                   succession


                  4               Instruments defining the rights                               None
                                   of security holders, including
                                   indentures


                 10.1             Form of Indemnification Agreement                             Filed herewith
                                   between Rayonier Inc., Special
                                   General Partner of Registrant,
                                   and directors of Registrant's
                                   Managing General Partner who
                                   are not also directors of Rayonier Inc.


                 10.2             Other material contracts                                      None


                 11               Statement re computation                                      None
                                   of per share earnings


                 15               Letter re unaudited interim                                   None
                                   financial information


                 18               Letter re change in accounting                                None
                                   principles


                 19               Report furnished to security holders                          None


                 22               Published report regarding                                    None
                                   matters submitted to vote
                                   of security holders


                 23               Consents of experts and counsel                               None


                 24               Power of attorney                                             None


                 99               Additional exhibits                                           None