Form 10-Q
period 1994-06-30
RAYONIER TIMBERLANDS LP
filed 1994-08-12
CIK 778439

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q



(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994

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

YES (x)  NO ( )

                   RAYONIER TIMBERLANDS, L.P.

                        TABLE OF CONTENTS


                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Statements of Income for the
                 Second Quarter and the Six Months
                 Ended June 30, 1994 and 1993                             1

                 Balance Sheets as of June 30, 1994
                 and December 31, 1993                                    2

                 Statements of Cash Flows for the
                 Six Months Ended June 30, 1994 and 1993                  3

                 Notes to Financial Statements                          4 - 7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations - Six Months
                 Ended June 30, 1994 and 1993                           8 - 10



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                       11

                  Signature                                              11

                  Exhibit Index                                          12

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

                                    RAYONIER TIMBERLANDS, L.P.
                                        STATEMENTS OF INCOME
                                             (unaudited)
                            (thousands of dollars, except per unit data)

                                                             Six Months Ended
                                         Second Quarter           June 30,
                                       ----------------      -----------------
                                        1994       1993       1994       1993
                                       ------     ------     ------     ------
SALES
  Timber sales
     Unaffiliated parties             $29,220    $26,380    $78,457    $49,173
     Rayonier                           3,713      3,575      8,253     11,895
                                       ------     ------     ------     ------
                                       32,933     29,955     86,710     61,068
  Timberland sales                         74        417        508        513
                                       ------     ------     ------     ------
                                       33,007     30,372     87,218     61,581
COSTS AND EXPENSES                     ------     ------     ------     ------
  Cost of timber sold
     Unaffiliated parties               4,883      3,696     10,779      6,892
     Rayonier                             566        498      1,077      1,681
                                       ------     ------     ------     ------
                                        5,449      4,194     11,856      8,573

  Cost of timberland sold                  21         84        112         92

  Forest management, overhead
    and general and
    administrative expenses             2,798      2,893      5,663      5,332

  Commission expense paid to
    affiliate                              86         89         86        432
                                       ------     ------     ------     ------
                                        8,354      7,260     17,717     14,429
                                       ------     ------     ------     ------
OTHER OPERATING INCOME                    837        487        993        670
                                       ------     ------     ------     ------
OPERATING INCOME                       25,490     23,599     70,494     47,822
                                       ------     ------     ------     ------
OTHER INCOME AND DEDUCTIONS
  Primary Account interest
    income from Rayonier                  580      1,307      1,889      2,656
  Secondary Account interest
    expense to Rayonier                (2,720)    (2,359)    (5,404)    (4,684)
  Minority interest of General
    Partners in RTOC                     (234)      (225)      (670)      (458)
                                       ------     ------     ------     ------
                                       (2,374)    (1,277)    (4,185)    (2,486)
                                       ------     ------     ------     ------
PARTNERSHIP INCOME                    $23,116    $22,322    $66,309    $45,336
                                       ======     ======     ======     ======
Income Per Publicly Traded
   Class A Unit*                      $  1.24    $  1.19    $  3.43    $  2.42
                                       ======     ======     ======     ======
Income Per Rayonier Owned
   Class A Unit*                      $  1.24    $  1.18    $  3.43    $  2.39
                                       ======     ======     ======     ======
* Refer to calculations on page 6.

                                 RAYONIER TIMBERLANDS, L.P.
                                       BALANCE SHEETS
                                         (unaudited)
                                   (thousands of dollars)

                                          ASSETS

                                                June 30,     December 31,
                                                  1994           1993
                                                --------     ------------
CURRENT ASSETS
  Cash                                         $    298       $     16
  Receivables - net                              15,324          4,798
  Inventories                                       509            362
  Prepaid logging roads                           3,258          3,948
  Primary Account short-term
    investment notes of Rayonier                 35,000        106,200
  Trade and intercompany receivables
    from Rayonier and affiliates                  4,354          4,146
                                                -------        -------
     Total current assets                        58,743        119,470

LONG TERM RECEIVABLES                               220          1,123

OTHER ASSETS                                          -            112

FIXED ASSETS - NET                                  944            983

TIMBER, TIMBERLANDS AND LOGGING
  ROADS, LESS DEPLETION AND
  AMORTIZATION                                  269,038        265,769
                                                -------        -------
                                               $328,945       $387,457
                                                =======        =======

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Advance deposits                             $  6,329       $  5,282
  Accounts payable                                4,267          2,257
  Accrued liabilities
     Taxes                                        2,187          1,580
     All other                                      592            611
  Current timber obligations                        148            138
  Advances from Rayonier                            107             73
                                                -------        -------
     Total current liabilities                   13,630          9,941

SECONDARY ACCOUNT LONG-TERM
  NOTES PAYABLE TO RAYONIER                     132,200        120,900

LONG-TERM TIMBER OBLIGATIONS                        667            793

MINORITY INTEREST OF GENERAL
  PARTNERS IN RTOC                                5,283          6,017

PARTNERS' CAPITAL
  General Partners                                5,235          5,962
  Limited Partners (20,000,000
    Class A Depositary Units
    and 20,000,000 Class B
    Depositary Units
    issued and outstanding)                     171,930        243,844
                                                -------        -------
                                               $328,945       $387,457
                                                =======        =======

                        RAYONIER TIMBERLANDS, L.P.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)
                          (thousands of dollars)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                   1994            1993
                                                  -------        -------
OPERATING ACTIVITIES
  Partnership income                            $  66,309       $ 45,336
  Non-cash items included
   in income
     Depletion, depreciation
       and amortization                             3,679          4,060
     Minority interest of
       General Partners in RTOC                       670            458
  Increase in receivables                         (10,526)          (811)
  Decrease in prepaid logging roads                   690            800
  Increase in advance deposits                      1,047          1,918
  Increase in accounts payable
    and accrued liabilities                         2,598            486
  Other changes in working capital                   (321)          (148)
                                                  -------        -------
     Cash provided by operating
        activities                                 64,146         52,099
                                                  =======        =======

INVESTING ACTIVITIES
  Capital expenditures less sales
    and retirements of $103 and $64
    in 1994 and 1993                               (6,909)        (6,757)
  Increase in Primary Account
    short-term investment notes
    of Rayonier                                    (8,600)       (58,800)
  Settlement of Primary Account
    short-term investment notes
    of Rayonier                                    79,800         51,100
  Decrease in long-term receivables                   903              -
  Decrease in other assets                            112             11
                                                  -------        -------
     Cash provided by (used for)
       investing activities                        65,306        (14,446)
                                                  =======        =======

FINANCING ACTIVITIES
  Decrease in timber obligations                     (116)          (323)
  Increase in Secondary Account
    long-term notes payable to
    Rayonier                                       11,300         11,100
  Partnership distributions                      (138,950)       (48,422)
  Distributions to General
    Partners of RTOC - net                         (1,404)          (485)
  Recontributions by Rayonier
    and General Partners of RTLP                        -            550
                                                  -------        -------
     Cash used for financing
       activities                                (129,170)       (37,580)
                                                  =======        =======

CASH
  Net increase in cash                                282             73
  Balance at beginning of year                         16            263
                                                  -------        -------
  Balance at end of period                      $     298      $     336
                                                  =======        =======

Supplemental disclosures of
  cash flow information

  Cash received for interest
    - Primary Account                           $   1,889      $   2,658
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

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP is as follows:

                                         Primary      Secondary
                                         Account       Account
                                         -------      --------
              Class A unitholders           95%           4%
              Class B unitholders            4%          95%
              General Partners               1%           1%
                                         -------      -------
              Total                        100%         100%
                                         =======      =======

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

                        RAYONIER TIMBERLANDS, L.P.
                 NOTES TO FINANCIAL STATEMENTS (continued)
                                (unaudited)



PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the six months ended June 30, 1994 and 1993 is as follows, in thousands of dollars:

                                     Limited        General
                                     Partners       Partners        Total
                                    ---------       --------       -------
     Balance, January 1, 1994       $ 243,844       $ 5,962      $ 249,806
     Partnership Income                65,646           663         66,309
     Partnership Distributions
       - net                         (137,560)       (1,390)      (138,950)
                                     --------        ------       --------
     Balance, June 30, 1994         $ 171,930       $ 5,235      $ 177,165
                                     ========        ======       ========
     Balance, January 1, 1993       $ 257,366       $ 6,097      $ 263,463
     Partnership Income                44,882           454         45,336
     Partnership Distributions
       - net                          (47,394)         (478)       (47,872)
                                     --------        ------       --------
     Balance, June 30, 1993         $ 254,854       $ 6,073      $ 260,927
                                     ========        ======       ========

Partnership Distributions - net represent RTLP distributions less recontributions by Rayonier and RFR. The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the period, which is fully allocated to Rayonier and the General Partners. Effective August 10, 1993 legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, the Partnership will not incur foreign sales commission expense for sales made after August 10, 1993. However, during the second quarter of 1994, the Partnership recorded commission expenses of $0.1 million to adjust its accrual for commissions on sales made prior to the legislation's effective date.

In addition to the RTLP distributions, RTOC distributed $1.4 million and $0.5 million to its General Partners during the first six months of 1994 and 1993, respectively. Recontributions were made to RTOC by the General Partners for their interest in the commission expense paid.

                        RAYONIER TIMBERLANDS, L.P.
                 NOTES TO FINANCIAL STATEMENTS (continued)
                                (unaudited)


2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the six months ended June 30, 1994 and 1993 (thousands of dollars, except per unit data):


                                     1994                      1993
                             ----------------------    ---------------------
                             Primary      Secondary    Primary     Secondary
                             Account       Account     Account      Account
                             -------      --------     -------      --------
Timber and Timberland
  Sales                     $ 86,710     $    508     $ 61,068      $    513
Interest and Other
  Income - net                 2,471       (4,993)       3,115        (4,473)
Costs and Expenses           (15,919)      (1,712)     (12,529)       (1,468)
Interest of General
  Partners in RTOC              (733)          62         (516)           54
                             -------       -------     -------       -------
Partnership Income
  before Commission
  Expense                     72,529       (6,135)      51,138        (5,374)
Commission Expense
  - net of 1%
  General Partner
   interest                      (85)           -         (428)            -
                             -------      -------     --------        ------
Partership Income          $ 72,444      $(6,135)    $ 50,710        $(5,374)
                            =======       =======     =======         =======


                            Publicly     Rayonier     Publicly      Rayonier
                             Traded        Owned       Traded         Owned
                            A Units       A Units      A Units       A Units
                           ---------    ----------    ---------     ----------
Income for Class A
  Units before
  Commission Expense
  95% of Primary
    Account                $ 17,433     $ 51,471     $ 12,291       $ 36,290
  4% of Secondary
    Account                     (62)        (183)         (54)          (161)
                            -------      -------     --------       --------
                             17,371       51,288       12,237         36,129
Commission Expense                -          (81)           -           (407)
                           --------      -------     --------       --------
Total Income for
  Class A Units            $ 17,371     $ 51,207     $ 12,237       $ 35,722
                            =======      =======      =======        =======
Units Outstanding         5,060,000   14,940,000    5,060,000     14,940,000
                          =========   ==========    =========     ==========
Income Per Class
  A Unit                   $   3.43     $   3.43     $   2.42       $   2.39
                               ====         ====         ====           ====

                        RAYONIER TIMBERLANDS, L.P.
                 NOTES TO FINANCIAL STATEMENTS (continued)
                                (unaudited)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the six months ended June 30, 1994 and 1993 (thousands of dollars, except per unit data):

                                     1994                    1993
                              Primary   Secondary     Primary     Secondary
                              Account    Account      Account      Account
                              -------   ---------     -------     ---------
Timber and Timberland
  Sales                       $86,710   $    508      $61,068     $    513
Interest and Other
  Income - net                  2,471     (4,993)       3,115       (4,473)
Costs and Expenses
  - other than non-cash
  items, commissions
    and the General
  Partners' interest
    in RTOC                   (12,334)    (1,528)      (8,564)      (1,314)
Capital Expenditures           (1,379)    (5,633)      (1,152)      (5,669)
General Partners'
  interest in RTOC               (755)       116         (545)         109
                              -------   --------      -------      -------
Operating Cash Flow
  before
  Commission Expense           74,713    (11,530)      53,922      (10,834)
Commission Expense
   - net of 1% General
  Partner interest                (85)         -         (428)           -
                              -------    --------     -------      --------
Operating Cash Flow           $74,628   $(11,530)     $53,494     $(10,834)
                              =======    ========     =======      ========


                             Publicly    Rayonier    Publicly     Rayonier
                              Traded       Owned     Traded        Owned
                              A Units     A Units    A Units       A Units
                             --------    --------    --------     --------
Cash Allocable to
  Class A Units before
  Commission Expense
  95% of Primary
    Account                   $17,957   $ 53,020      $12,960     $ 38,266
  4% of Secondary
    Account                      (117)      (344)        (110)        (323)
                               -------   -------      -------      -------
                               17,840     52,676       12,850       37,943
Commission Expense                  -        (81)           -         (407)
                              -------    -------      -------      -------
Operating Cash
  Flow Allocable to
  Class A Units              $17,840     $ 52,595     $12,850     $ 37,536
                              ======       ======      ======       ======
Units Outstanding          5,060,000   14,940,000   5,060,000   14,940,000
                           =========   ==========   =========   ==========
Primary Account
  Cash Flow Per Unit         $  3.55     $   3.54     $  2.56     $   2.53

Secondary Account
  Cash Flow Per Unit            (.02)        (.02)       (.02)        (.02)
                             -------       ------     -------      -------
Operating Cash Flow
  Allocable to a
  Class A Unit               $  3.53     $   3.52     $  2.54     $   2.51
                             =======       ======     =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Six Months Ended June 30, 1994 and 1993

Results of Operations
- ---------------------
Results for the first six months of 1994 improved over the comparable 1993 level with exceptionally strong first quarter results responsible for most of the first half improvement.

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (in thousands of dollars):

                                 Second Quarter           Six Months
                                 Ended June 30,         Ended June 30,
                                1994       1993        1994        1993
                               -------    -------     -------     -------
Timber Sales
     Northwest                 $22,034    $18,600     $63,988     $35,161
     Southeast                  10,899     11,355      22,722      25,907
                                ------     ------      ------      ------
  Total Timber Sales            32,933     29,955      86,710      61,068
                                ------     ------      ------      ------
Timberland Sales
     Northwest                      10          -         291          82
     Southeast                      64        417         217         431
                                ------     ------      ------      ------
  Total Timberland Sales            74        417         508         513
                                ------     ------      ------      ------
Total Sales                    $33,007    $30,372     $87,218     $61,581
                                ======     ======      ======      ======
Operating Income
     Northwest                 $17,591    $15,318     $54,139     $29,207
     Southeast                   8,421      8,847      17,316      19,976
     Corporate and Other          (522)      (566)       (961)     (1,361)
                                ------     ------      ------      ------
  Total Operating Income       $25,490    $23,599     $70,494     $47,822
                                ======     ======      ======      ======
Partnership Income             $23,116    $22,322     $66,309     $45,336
                                ======     ======      ======      ======
Selected Operating
  Statistics
Northwest Harvest Volumes
     Stumpage (thousands
       of MBF)                    24.7       32.5        78.8        68.1
     Delivered Logs
       (thousands of MBF)         13.7        5.2        25.3        13.3
                                ------     ------      ------      ------
  Total Northwest                 38.4       37.7       104.1        81.4
                                ======     ======      ======      ======
Southeast Harvest Volumes
     Pine (thousands of
       tons)                     415.6      445.9       850.6       998.2
     Hardwoods (thousands
       of tons)                   35.9       23.7        50.6        42.7
                                ------     ------      ------     -------
  Total Southeast                451.5      469.6       901.2     1,040.9
                                ======     ======      ======     =======

Sales for the six months ended June 30, 1994 were $87.2 million, representing an increase of $25.6 million, or 42 percent, over the first half of 1993. Timber sales were $86.7 million, increasing $25.6 million, or 42 percent, over the comparable 1993 period primarily as a result of exceptionally strong first quarter results in the Northwest region. Timberland sales were basically flat to prior year with $0.5 million realized in both 1994 and 1993.

Partnership income for the first six months was $66.3 million or $3.43 per (publicly traded) Class A Unit, an increase of $21.0 million, or 1.01 per Class A Unit, over 1993 first half results. Operating cash flow allocable to a Class A Unit rose $0.99 to $3.53 for the six months ended June 30, 1994.

In the Northwest, most of the timber from Partnership lands is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. In this region, both volume and prices were significantly greater than prior year. Unfavorable market conditions during the second half of 1993 caused customers to delay harvesting existing stumpage contracts until 1994. As a result, sales volume in the Northwest region was abnormally high in the first six months of 1994 with the combined stumpage and delivered log volume 28 percent greater than that of the prior year. Stumpage prices for the first half of 1994 were 55 percent greater than those realized in the 1993's first half as stumpage prices were also favorably impacted by the carryover of higher priced 1993 contracts.
Delivered log prices for the first six months of 1994 remained relatively unchanged reflecting an increase in the quality of the log mix sold offset by declining log market prices. As a result of increased harvest levels and higher stumpage prices, sales for the Northwest region increased 82 percent to $64.3 million while operating income for the region increased 85 percent to $54.1 million.

In the Southeast, pulpwood timber harvested from Partnership lands is sold by customers to mills for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. In this region, first half sales declined 13 percent to $22.9 million and operating income declined 13percent to $17.3 million reflecting lower pine volume resulting from softer demand in the pulp and paper industry and uncertainty over lumber prices in the sawlog market. Pine harvest volume decreased approximately 15 percent as pulp and lumber mills reduced their wood
inventories from higher winter levels.   Southeast  pine prices remained
relatively  unchanged  from  last year.

The harvest level of stumpage and delivered logs in the Northwest and pine in the Southeast for the first six months of 1994 represents approximately 50 percent and 44 percent, respectively, of the current projection of this year's harvests whereas in the first half of 1993 the harvest levels of stumpage and delivered logs in the Northwest and pine in the Southeast were 57 percent and 58 percent, respectively, of the actual full year harvests. However, management cannot predict whether the projected contracted harvest for the full year will be cut by its customers. See Future Operations.

Corporate and other operating income is comprised of general and administrative expenses not specifically attributable to either the Northwest or Southeast region. Corporate expenses decreased $0.4 million during the first half of 1994 primarily due to lower commission expenses paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier. Legislation, enacted effective August 10, 1993, eliminated tax benefits related to log exports for foreign sales corporations. During the second quarter of 1994, the Partnership recorded commission expenses of $0.1 million to adjust its accrual for prior year commission expenses. The Partnership's commission expense had been fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. For a full description, see Notes to Financial Statements - Note 1 - Special Allocations in the Partnership's 1993 annual report on Form 10-K.

Operating costs and expenses for the first six months of 1994 were $17.7 million, an increase of $3.3 million over 1993. The increase was primarily in the cost of timber sold reflecting additional logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities.

Interest income, earned mainly from the Primary Account's short-term investment notes of Rayonier, decreased $0.8 million to $1.9 million in 1994 due to a lower average balance of short-term investment notes of Rayonier. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $0.7 million to $5.4 million.

Second quarter 1994 sales of $33.0 million were $2.6 million higher than 1993 second quarter sales and Partnership income of $23.1 million increased $0.8 million from the prior year. Income per Class A Unit rose $0.05 to $1.24 while operating cash flow allocable to a Class A Unit increased $0.06 to $1.30.

In the Northwest region, second quarter harvest prices remained significantly ahead of prior year levels as customers continued to close out 1992 and 1993 contract commitments. Northwest sales volume in the second quarter was basically flat with the prior year but 42 percent below the first quarter's exceptionally high level. As a result of the increased prices, second quarter operating income rose 15 percent in this region over 1993.

In the Southeast region, sales in the second quarter declined 7 percent to $11.0 million. Second quarter operating income declined 5 percent to $8.4 million, due to lower pine volume resulting from softer seasonal demand in the pulp and paper industry and uncertainty over lumber prices in the sawlog market. Southeast pine prices, however, remained relatively level with last year.

Future Operations
- -----------------
Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of June 30, 1994, volume representing approximately 95 percent of the projected 1994 stumpage and pine harvest had been cut or committed under contract whereas volume representing more than 100 percent of the final 1993 harvest had been cut or committed for as of June 30, 1993. In 1993, a substantial volume of timber under contract that was expected to be cut was carried over into 1994.

At June 30, 1994, Rayonier held contracts representing approximately 15 percent and 1 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and one additional customer held contracts representing approximately 27 percent and 18 percent, respectively, of the uncut volume in the Northwest while one customer accounts for approximately 10 percent of the uncut volume under contract in the Southeast; none of these customers are affiliated with the Partnership.

Liquidity and Cash Flow
- -----------------------
As of June 30, 1994, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.4 million. In addition, the Primary Account of the Partnership held $35.0 million of short-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the short-term investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves. At the end of the first quarter of 1994, the Partnership called, or otherwise had mature, $75.0 million of the short-term investment notes to fund a special distribution of $4.00 per Class A Unit paid on March 31, 1994. As a result of this transaction, second quarter interest income of the Partnership was significantly below that of the prior year and interest income for the remainder of 1994 is expected to be lower than the prior year.

The Secondary Account of the Partnership had total outstanding debt of $133.1 million at June 30, 1994 including long-term notes payable to Rayonier of $132.2 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the six months ended June 30, 1994 and 1993 were $7.0 million and $6.8 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On June 30, 1994 and 1993, the Partnership made quarterly distributions of $26.0 million ($1.30 per Unit) and $23.0 million ($1.15 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.4 million and $1.2 million were also made to Class B unitholders and to the General Partners in the second quarter of 1994 and 1993, respectively. On June 30, 1993, recontributions of $0.2 million were made by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

On July 18, 1994 the Board of Directors of Rayonier Forest Resources Company announced a third quarter distribution of $1.30 per Class A Unit. The distribution will be paid September 30, 1994 to unitholders of record on August 31, 1994.

When the Initial Term ends on December 31, 2000, the Primary Account of the Partnership will be closed but there will not be any redemption of the partners' capital accounts. The interest of Class A unitholders in the Partnership's future revenues, expenses and cash flows will then decrease from 95 percent to 4 percent. Available cash flows will be substantially reduced by Secondary Account debt that will have to be repaid. As a result, it is expected that the market price of Class A Units should begin to decline substantially sometime prior to December 31, 2000.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)     See Exhibit Index

  (b) Rayonier Timberlands, L.P. did not file any Report on Form 8-K during the quarter covered by this report.










                                SIGNATURE


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


                                   RAYONIER TIMBERLANDS, L.P.
                                   (A Delaware Limited Partnership)



                                   By:       RAYONIER FOREST RESOURCES
                                                 COMPANY
                                             Managing General Partner


                                   By        GEORGE S. ARESON
                                             ----------------
                                             George S. Areson
                                             Acting Corporate Controller
August 11, 1994

                               EXHIBIT INDEX



    EXHIBIT NO.              DESCRIPTION                              LOCATION
    -----------    ------------------------------------------         --------

         2         Plan of acquisition, reorganization,                 None
                   arrangement, liquidation or succession


         4         Instruments defining the rights of security          None
                   holders, including indentures


         10        Material contracts                                   None


         11        Statement re computation of per share                None
                   earnings


         15        Letter re unaudited interim financial                None
                   information


         18        Letter re change in accounting principles            None


         19        Report furnished to security holders                 None


         22        Published report regarding matters submitted         None
                   to vote of security holders


         23        Consents of experts and counsel                      None


         24        Power of attorney                                    None


         99        Additional exhibits                                  None