Form 10-Q
period 1994-09-30
RAYONIER TIMBERLANDS LP
filed 1994-11-14
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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


                             ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES (x)  NO ( )

                           RAYONIER TIMBERLANDS, L.P.

                               TABLE OF CONTENTS





                                                                                              PAGE
                                                                                              ----
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Statements of Income for the Three Months Ended and the
                   Nine Months Ended September 30, 1994 and 1993                              1

                   Balance Sheets as of September 30, 1994 and
                   December 31, 1993                                                          2

                   Statements of Cash Flows for the Nine Months Ended
                   September 30, 1994 and 1993                                                3

                   Notes to Financial Statements                                              4 - 7

           Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations - Nine Months Ended September 30, 1994
                   and 1993                                                                   8 - 10



PART II.   OTHER INFORMATION

           Item 6. Exhibits and Reports on Form 8-K                                           11

                   Signature                                                                  11

                   Exhibit Index                                                              12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
              (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                              -------------------------            ------------------------
                                                                1994             1993               1994              1993
                                                              --------         --------           --------          --------
SALES
    Timber sales
         Unaffiliated parties                                  $34,381          $13,120           $112,838          $62,293
         Rayonier                                                3,999            1,928             12,252           13,823
                                                               -------          -------           --------           ------
                                                                38,380           15,048            125,090           76,116
    Timberland sales                                               185              198                693              711
                                                               -------          -------           --------           ------

                                                                38,565           15,246            125,783           76,827
                                                               -------          -------           --------           ------
COSTS AND EXPENSES
    Cost of timber sold
         Unaffiliated parties                                    5,742            2,902             16,521            9,794
         Rayonier                                                  647              490              1,724            2,171
                                                               -------          -------           --------           ------
                                                                 6,389            3,392             18,245           11,965

    Cost of timberland sold                                         64               46                176              138

    Forest management, overhead and general
      and administrative expenses                                2,911            3,096              8,574            8,428

    Commission expense paid to affiliate                             -              349                 86              781
                                                               -------          -------           --------           ------
                                                                 9,364            6,883             27,081           21,312
                                                               -------          -------           --------           ------

OTHER OPERATING INCOME                                           1,278            1,324              2,271            1,994
                                                               -------          -------          ---------          -------

OPERATING INCOME                                                30,479            9,687            100,973           57,509
                                                               -------          -------           --------           ------

OTHER INCOME AND DEDUCTIONS
    Primary Account interest income from Rayonier                  607            1,274              2,496            3,930
    Secondary Account interest expense to Rayonier              (2,790)          (2,415)            (8,194)          (7,099)
    Minority interest of General Partners in RTOC                 (283)             (85)              (953)            (543)
                                                               -------          -------           --------           ------
                                                                (2,466)          (1,226)            (6,651)          (3,712)
                                                               -------          -------           --------           ------

PARTNERSHIP INCOME                                             $28,013         $  8,461           $ 94,322          $53,797
                                                                ======          =======            =======           ======

Income Per Publicly Traded Class A Unit*                       $  1.48         $   0.55           $   4.91          $  2.97
                                                                ======          =======            =======           ======
Income Per Rayonier Owned Class A Unit*                        $  1.48         $   0.53           $   4.91          $  2.92
                                                                ======          =======            =======           ======

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                       September 30,            December 31,
                                                                                            1994                    1993
                                                                                      ----------------        ----------------
CURRENT ASSETS
    Cash                                                                                  $  1,058                 $     16
    Receivables - net                                                                       17,277                    4,798
    Inventories                                                                                611                      362
    Prepaid logging roads                                                                    3,716                    3,948
    Primary Account short-term investment notes of Rayonier                                 32,500                  106,200
    Trade and intercompany receivables from Rayonier and affiliates                          4,127                    4,146
                                                                                           -------                  -------
         Total current assets                                                               59,289                  119,470

LONG-TERM RECEIVABLES                                                                          220                    1,123

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES OF RAYONIER                                       3,000                        -

OTHER ASSETS                                                                                     1                      112

FIXED ASSETS - NET                                                                             967                      983

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                                          269,034                  265,769
                                                                                           -------                  -------
                                                                                          $332,511                 $387,457
                                                                                           =======                  =======
                                                  LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Advance deposits                                                                      $  6,893                 $  5,282
    Accounts payable                                                                         1,049                    2,257
    Accrued liabilities
         Taxes                                                                               3,041                    1,580
         All other                                                                             651                      611
    Current timber obligations                                                                 148                      138
    Advances from Rayonier                                                                      64                       73
                                                                                           -------                  -------
         Total current liabilities                                                          11,846                    9,941

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                                      136,900                  120,900

LONG-TERM TIMBER OBLIGATIONS                                                                   667                      793

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                                5,289                    6,017

PARTNERS' CAPITAL
    General Partners                                                                         5,241                    5,962
    Limited Partners (20,000,000 Class A Depositary
      Units and 20,000,000 Class B Depositary Units
      issued and outstanding)                                                              172,568                  243,844
                                                                                           -------                  -------

                                                                                          $332,511                 $387,457
                                                                                           =======                  =======

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                                    Nine Months Ended September 30,
                                                                                ----------------------------------------
                                                                                   1994                          1993
                                                                               ------------                  ------------
OPERATING ACTIVITIES
    Partnership income                                                          $  94,322                       $53,797
    Non-cash items included in income
         Depletion, depreciation and amortization                                   6,141                         5,023
         Minority interest of General Partners in RTOC                                953                           543
    Increase in receivables                                                       (12,479)                         (126)
    Decrease (increase) in prepaid logging roads                                      232                           (51)
    Increase in advance deposits                                                    1,611                         1,933
    Increase in accounts payable and accrued liabilities                              293                           616
    Other changes in working capital                                                 (239)                         (253)
                                                                                 --------                       -------
         Cash provided by operating activities                                     90,834                        61,482
                                                                                 ========                       =======


INVESTING ACTIVITIES
    Capital expenditures less sales and retirements
      of $161 and $91 in 1994 and 1993                                             (9,390)                       (9,462)
    Increase in Primary Account investment
      notes of Rayonier                                                            (9,900)                      (75,000)
    Settlement of Primary Account investment
      notes of Rayonier                                                            80,600                        80,000
    Decrease in long-term receivables                                                 903                             -
    Decrease in other assets                                                          111                            14
                                                                                 --------                       -------
         Cash provided by (used for) investing activities                          62,324                        (4,448)
                                                                                 ========                       =======


FINANCING ACTIVITIES
    Decrease in timber obligations                                                   (116)                         (323)
    Increase in Secondary Account long-term notes
      payable to Rayonier                                                          16,000                        15,750
    Partnership distributions                                                    (166,319)                      (72,632)
    Distributions to General Partners of RTOC - net                                (1,681)                         (726)
    Recontributions by Rayonier and
      General Partners of RTLP                                                          -                           655
                                                                                 --------                       -------
         Cash used for financing activities                                      (152,116)                      (57,276)
                                                                                 ========                       =======


CASH
    Net increase (decrease) in cash                                                 1,042                          (242)
    Balance at beginning of year                                                       16                           263
                                                                                 --------                       -------
    Balance at end of period                                                    $   1,058                      $     21
                                                                                 ========                       =======


Supplemental disclosures of cash flow information

    Cash received for interest - Primary Account                                $   2,496                      $  3,932
                                                                                 ========                       =======

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

The officers, directors and employees of Rayonier and RFR perform all
management and business activities for RTLP and RTOC.   RTLP and RTOC have no
officers, directors or employees.

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP follows:

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
                                                                    ====                  ====

IN ACCORDANCE WITH RTLP'S PARTNERSHIP AGREEMENT THE PRIMARY ACCOUNT WILL BE CLOSED AT THE END OF THE INITIAL TERM ON DECEMBER 31, 2000. SUBSEQUENT TO THAT DATE THE CLASS A UNITHOLDERS WILL PARTICIPATE IN 4 PERCENT OF THE REVENUES AND EXPENSES OF RTLP, AND 4 PERCENT OF ITS CASH FLOW AFTER ALL SECONDARY ACCOUNT DEBT HAS BEEN REPAID.

INVESTING AND FINANCING ACTIVITIES

The excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders are invested with Rayonier in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the stated interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent borrowings.

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

Under the terms of the Partnership Agreement, cash credited to the Primary Account may not be loaned or otherwise used for the benefit of the Secondary Account. Accordingly, the Partnership is not permitted to use proceeds from the Primary Account Short-Term Investment Notes of Rayonier or the Primary Account Long-Term Investment Notes of Rayonier to repay the Secondary Account Long-Term Notes Payable to Rayonier.

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the nine months ended September 30, 1994 and 1993 follows (thousands of dollars):

                                                       Limited Partners        General Partners              Total
                                                       ----------------        ----------------         ---------------
         Balance, January 1, 1994                          $ 243,844                $ 5,962               $ 249,806
         Partnership Income                                   93,379                    943                  94,322
         Partnership Distributions - net                    (164,655)                (1,664)               (166,319)
                                                            --------                 ------                --------
         Balance, September 30, 1994                       $ 172,568                $ 5,241               $ 177,809
                                                            ========                 ======                ========

         Balance, January 1, 1993                          $ 257,366                $ 6,097               $ 263,463
         Partnership Income                                   53,258                    539                  53,797
         Partnership Distributions - net                     (71,258)                  (719)                (71,977)
                                                             -------                 ------                --------
         Balance, September 30, 1993                       $ 239,366                $ 5,917               $ 245,283
                                                            ========                 ======                ========


Partnership Distributions - net represent RTLP distributions less recontributions by Rayonier and RFR. The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the period, which is fully allocated to Rayonier and the General Partners. Effective August 10, 1993 legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, the Partnership will not incur foreign sales commission expense for sales made after August 10, 1993. However, during the second quarter of 1994, the Partnership recorded commission expenses of $0.1 million to adjust its final accrual for commissions on sales made prior to the legislation's effective date.

In addition to the RTLP distributions, RTOC distributed $1.7 million and $0.7 million to its General Partners during the first nine months of 1994 and 1993, respectively. Recontributions were made to RTOC by the General Partners for their interest in the commission expense paid.

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


2.  COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the nine months ended September 30, 1994 and 1993 (thousands of dollars, except per unit information):



                                                                         1994                                 1993
                                                            -----------------------------       ------------------------------
                                                              Primary         Secondary            Primary          Secondary
                                                              Account          Account             Account           Account
                                                            -----------      -----------         -----------       -----------
Timber and Timberland Sales                                   $125,090          $   693            $76,116          $   711
Interest and Other Income - net                                  4,235           (7,662)             5,639           (6,814)
Costs and Expenses                                             (24,441)          (2,554)           (18,307)          (2,224)
Interest of General Partners in RTOC                            (1,049)              95               (634)              83
                                                               -------           ------             ------           ------
Partnership Income before Commission Expense                   103,835           (9,428)            62,814           (8,244)
Commission Expense - net of 1%
  General Partner interest                                         (85)               -               (773)               -
                                                               -------           ------             ------           ------
PARTNERSHIP INCOME                                            $103,750          $(9,428)           $62,041          $(8,244)
                                                               =======           ======             ======           ======

                                                               Publicly         Rayonier            Publicly        Rayonier
                                                                Traded           Owned               Traded           Owned
                                                               A Units          A Units             A Units          A Units
                                                              ---------        --------            ---------        ---------

Income for Class A Units before
  Commission Expense
    95% of Primary Account                                     $24,957          $73,686            $15,097          $44,576
    4% of Secondary Account                                        (95)            (282)               (83)            (247)
                                                                ------           ------             ------           ------

                                                                24,862           73,404             15,014           44,329
Commission Expense                                                   -              (81)                 -             (734)
                                                                ------           ------             ------           ------

Total Income for Class A Units                                 $24,862          $73,323            $15,014          $43,595
                                                                ======           ======             ======           ======

Units Outstanding                                            5,060,000       14,940,000          5,060,000       14,940,000
                                                             =========       ==========          =========       ==========

INCOME PER CLASS A UNIT                                        $  4.91          $  4.91            $  2.97          $  2.92
                                                                ======           ======             ======           ======

                           RAYONIER TIMBERLANDS, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.  OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the nine months ended September 30, 1994 and 1993 (thousands of dollars, except per unit information):

                                                                 1994                                     1993
                                                    ------------------------------          ------------------------------
                                                      Primary           Secondary             Primary            Secondary
                                                      Account            Account              Account             Account
                                                     ---------         -----------           ---------          -----------
Timber and Timberland Sales                           $125,090           $    693             $ 76,116           $    711
Interest and Other Income - net                          4,235             (7,662)               5,639             (6,814)
Costs and Expenses - other than non-cash
  items, commissions and the General
  Partners' interest in RTOC                           (18,440)            (2,274)             (13,427)            (1,993)
Capital Expenditures                                    (1,815)            (7,736)              (1,533)            (8,020)
General Partners' interest in RTOC                      (1,091)               170                 (668)               161
                                                       -------            -------              -------            -------
Operating Cash Flow before
  Commission Expense                                   107,979            (16,809)              66,127            (15,955)
Commission Expense - net of 1% General
  Partner interest                                         (85)                 -                 (773)                 -
                                                       -------            -------              -------            -------

OPERATING CASH FLOW                                   $107,894           $(16,809)            $ 65,354           $(15,955)
                                                       =======            =======              =======            =======


                                                     Publicly            Rayonier             Publicly           Rayonier
                                                      Traded              Owned                Traded              Owned
                                                      A Units            A Units              A Units             A Units
                                                    -----------        -----------          -----------         -----------

Cash Allocable to Class A Units before
  Commission Expense
    95% of Primary Account                          $   25,953        $    76,627           $   15,894        $    46,927
    4% of Secondary Account                               (170)              (502)                (161)              (477)
                                                     ---------         ----------            ---------         ----------
                                                        25,783             76,125               15,733             46,450
Commission Expense                                           -                (81)                   -               (734)
                                                     ---------         ----------            ---------         ----------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                     $   25,783        $    76,044           $   15,733        $    45,716
                                                     ========          ==========            =========         ==========

Units Outstanding                                    5,060,000         14,940,000            5,060,000         14,940,000
                                                     =========         ==========            =========         ==========

Primary Account Cash Flow Per Unit                  $     5.13        $      5.12           $     3.14              $3.09

Secondary Account Cash Flow Per Unit                      (.03)              (.03)                (.03)              (.03)
                                                     ---------         ----------            ---------         ----------

OPERATING CASH FLOW PER CLASS A UNIT                $     5.10        $      5.09           $     3.11        $      3.06
                                                     =========         ==========            =========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

RESULTS OF OPERATIONS

Results for the first nine months of 1994 improved over the comparable 1993 period reflecting increased harvest volumes and higher stumpage prices.

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (in thousands of dollars):

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                         -------------------------------        -------------------------------
                                                              1994             1993                 1994              1993
                                                           ----------       ----------           ----------        ----------
TIMBER SALES
         Northwest                                           $21,913          $ 9,102             $ 85,901         $ 44,263
         Southeast                                            16,467            5,946               39,189           31,853
                                                              ------           ------              -------          -------
                                                              38,380           15,048              125,090           76,116
                                                              ------           ------              -------          -------

TIMBERLAND SALES
         Northwest                                                 -               27                  291              109
         Southeast                                               185              171                  402              602
                                                              ------           ------              -------          -------
                                                                 185              198                  693              711
                                                              ------           ------              -------          -------

TOTAL SALES                                                  $38,565          $15,246             $125,783         $ 76,827
                                                              ======           ======              =======          =======

OPERATING INCOME
         Northwest                                           $17,196          $ 5,865             $ 71,335          $35,072
         Southeast                                            13,746            4,636               31,062           24,612
         Corporate and Other                                    (463)            (814)              (1,424)          (2,175)
                                                              ------           ------              -------          -------
                                                             $30,479          $ 9,687             $100,973         $ 57,509
                                                              ======           ======              =======          =======

PARTNERSHIP INCOME                                           $28,013          $ 8,461             $ 94,322         $ 53,797
                                                              ======           ======              =======          =======

SELECTED OPERATING STATISTICS

Northwest Harvest Volumes
         Stumpage (millions of board feet)                      26.0             11.3                104.8             79.4
         Delivered Logs (millions of board feet)                13.1              8.0                 38.4             21.3
                                                              ------           ------              -------          -------
                                                                39.1             19.3                143.2            100.7
                                                              ======           ======              =======          =======

Southeast Harvest Volumes
         Pine (thousands of tons)                              616.9            229.1              1,467.5          1,227.3
         Hardwoods (thousands of tons)                          74.6             66.7                125.2            109.4
                                                              ------           ------              -------          -------
                                                               691.5            295.8              1,592.7          1,336.7
                                                              ======           ======              =======          =======

Sales for the nine months ended September 30, 1994 were $125.8 million, up $49.0 million, or 64 percent, from the first nine months of 1993. Timber sales were $125.1 million, up $49.0 million, or 64 percent, from the comparable 1993 period primarily as a result of increased harvest volumes in both the Northwest and Southeast regions and higher stumpage prices in the Northwest . Timberland sales were $0.7 million in both 1994 and 1993.

Partnership income for the first nine months was $94.3 million or $4.91 per (publicly traded) Class A Unit, up $40.5 million, or $1.94 per Class A Unit, from 1993 results. Operating cash flow allocable to each Class A Unit rose $1.99 to $5.10 for the nine months ended September 30, 1994.

Most of the timber from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. Both volume and prices were significantly greater than the prior year. Unfavorable market conditions during the second half of 1993 caused many customers to defer harvesting until 1994. As a result, the Northwest harvest level was unusually low in 1993 and unusually high in 1994. For the nine months ended September 30, 1994, the combined stumpage and delivered log volume was 42 percent greater than that of the prior year. Stumpage prices for the first nine months of 1994 rose 49 percent from 1993 as stumpage prices were favorably impacted by the carryover of higher priced 1993 contracts. Delivered log prices for the first nine months of 1994 were relatively unchanged reflecting an increase in the quality of the log mix sold, offset by declining prices. As a result of increased harvest levels and higher stumpage prices, sales for the Northwest region increased $41.8 million, or 94 percent, to $86.2 million while operating income for the region increased $36.3 million, or 103 percent, to $71.3 million.

In the Southeast, pulpwood timber harvested from Partnership lands is sold by customers to mills for the production of pulp and paper, and sawlog timber is sold to lumber and plywood manufacturers. Sales for the first nine months of 1994 increased $7.1 million, or 22 percent, to $39.6 million and operating income increased $6.5 million, or 26 percent, to $31.1 million. Harvest volume increased 19 percent due to strengthening demand from the pulp and paper industry. Southeast pine prices were relatively unchanged from last year.

Corporate and other operating income is comprised of general and administrative expenses not specifically attributable to either the Northwest or Southeast regions. Corporate expenses decreased $0.8 million during the first nine months of 1994 primarily due to lower commission expenses paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier. Legislation, enacted effective August 10, 1993, eliminated tax benefits related to log exports for foreign sales corporations. The Partnership's commission expense was fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. For a full description, see Notes to Financial Statements - Note 1 - Special Allocations in the Partnership's 1993 annual report on Form 10-K.

Operating costs and expenses for the first nine months of 1994 were $27.1 million, up $5.8 million from 1993. The increase was primarily due to higher depletion costs resulting from increased harvest volumes in both regions and additional logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $1.4 million to $2.5 million in 1994 due to a lower average balance of investment notes. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.1 million to $8.2 million.

Third quarter 1994 sales of $38.6 million were $23.3 million higher than 1993 third quarter sales and Partnership income of $28.0 million increased $19.6 million from the prior year. Income per Class A Unit rose 93 cents to $1.48 while operating cash flow allocable to each Class A Unit increased $1.00 to $1.57.

In the Northwest region, third quarter harvest volume was significantly greater than the comparable period of 1993. In 1993, the third quarter harvest was abnormally low due to a mid-year market correction resulting from high log inventories in Pacific Rim countries. Also, compared to last year's third quarter, stumpage harvest prices were approximately 23 percent higher. As a result of the increased harvest volume and prices, third quarter sales rose $12.8 million to $21.9 million and operating income rose $11.3 million to $17.2 million.

In the Southeast region, sales in the third quarter rose $10.5 million to $16.7 million and operating income rose $9.1 million to $13.7 million, reflecting higher pine harvest volume. Harvest volume increased due to higher demand from the pulp and paper industry and because heavy rains and flooding caused customers to accelerate harvesting on drier Partnership lands. In addition, pine prices rose 7 percent reflecting an increase in demand for high quality sawlogs.

FUTURE OPERATIONS

For the first nine months of 1994, the harvest level of stumpage and delivered logs from the Northwest and pine from the Southeast represented approximately 77 percent and 79 percent, respectively, of the current projection of the 1994 harvests whereas in the first nine months of 1993 the harvest levels of stumpage and delivered logs in the Northwest and pine in the Southeast were 70 percent and 71 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of September 30, 1994, volume representing approximately 115 percent of the projected 1994 stumpage of pine and harvest had been cut or committed under contract whereas volume representing approximately 110 percent of the final 1993 harvest had been cut or committed for as of September 30, 1993.

At September 30, 1994, Rayonier held contracts representing approximately 15 percent and 1 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and two additional unrelated customers held contracts representing approximately 19 percent, 24 percent and 10 percent, respectively, of the uncut volume in the Northwest while one customer accounts for approximately 11 percent of the uncut volume under contract in the Southeast; none of these customers are affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

At September 30, 1994, the Partnership held trade and intercompany receivables from Rayonier and affiliates of $4.1 million. In addition, the Primary Account of the Partnership held $32.5 million of short-term investment notes of Rayonier and an additional $3.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves. At the end of the first quarter of 1994, the Partnership called, or allowed to mature, $75.0 million of the short-term investment notes to fund a special distribution of $4.00 per Class A Unit which was paid on March 31, 1994. As a result of this transaction, second and third quarter interest income of the Partnership was significantly below that of the prior year and interest income for the remainder of 1994 is expected to be lower than the prior year.

The Secondary Account of the Partnership had total outstanding debt of $137.8 million at September 30, 1994 including long-term notes payable to Rayonier of $136.9 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the nine months ended September 30, 1994 and 1993 were $9.6 million in each period. Funding of future capital requirements is expected to continue from Rayonier.

On September 30, 1994 and 1993, the Partnership made quarterly distributions of $26.0 million ($1.30 per Unit) and $23.0 million ($1.15 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.4 million and $1.2 million were also made to Class B unitholders and to the General Partners in the third quarter of 1994 and 1993, respectively. On September 30, 1993, recontributions of $0.1 million were made by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

On October 18, 1994 the Board of Directors of Rayonier Forest Resources Company announced a fourth quarter distribution of $1.30 per Class A Unit. The distribution will be paid December 30, 1994 to unitholders of record on November 30, 1994.

When the Initial Term ends on December 31, 2000, the Primary Account of the Partnership will be closed but there will not be any redemption of the partners' capital accounts. The interest of Class A unitholders in the Partnership's future revenues, expenses and cash flows will then decrease from 95 percent to 4 percent. Available cash flows will be substantially reduced by Secondary Account debt that will have to be repaid. As a result, it is expected that the market price of Class A Units will begin to decline substantially sometime prior to December 31, 2000.

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


                                  RAYONIER TIMBERLANDS, L.P.
                                  (A Delaware Limited Partnership)



                                  By:   RAYONIER FOREST RESOURCES
                                            COMPANY
                                        Managing General Partner


                                  By    KENNETH P. JANETTE
                                        ------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

November 14, 1994

                                 EXHIBIT INDEX



             EXHIBIT NO.                              DESCRIPTION                                    LOCATION
             -----------          ---------------------------------------------------                --------
                 2                Plan of acquisition, reorganization, arrangement,                   None
                                   liquidation or succession


                 4                Instruments defining the rights of security holders,                None
                                   including indentures


                 10               Material contracts                                                  None


                 11               Statement re computation of per share earnings                      None


                 15               Letter re unaudited interim financial information                   None


                 18               Letter re change in accounting principles                           None


                 19               Report furnished to security holders                                None


                 22               Published report regarding matters submitted                        None
                                   to vote of security holders


                 23               Consents of experts and counsel                                     None


                 24               Power of attorney                                                   None


                 27               Financial data schedule                                             Filed herewith


                 99               Additional exhibits                                                 None