Form 10-K405
RAYONIER TIMBERLANDS LP
filed 1995-03-27
CIK 778439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                F O R M  1 0 - K

(Mark One)
   /x/    Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required] For the year ended December 31, 1994
                                       or

   / /    Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [No Fee Required] For the transition period from . . . . . . . . .  to  . . . . . . . . . .


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES /x/   NO / /


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/


The aggregate market value of the Class A Units held by non-affiliates of the Registrant as of March 10, 1995 was approximately $183,425,000 (For the purposes of determining the above stated amount only, all directors and officers of the special general partner and the managing general partner of the Registrant are presumed to be affiliates.)

                               TABLE OF CONTENTS



ITEM                                                                                       PAGE

                                            PART I
  1.   Business                                                                             1 - 11
  2.   Properties                                                                           11
  3.   Legal Proceedings                                                                    11
  4.   Submission of Matters to a Vote of Security Holders                                  11

                                           PART II

  5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                               12
  6.   Selected Financial Data                                                              12 - 13
  7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                         14 - 17
  8.   Financial Statements and Supplementary Data                                          17
  9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                              17

                                           PART III

 10.   Directors and Executive Officers of the Registrant                                   18 - 19
 11.   Executive Compensation                                                               20
 12.   Security Ownership of Certain Beneficial Owners and Management                       20
 13.   Certain Relationships and Related Transactions                                       20

                                           PART IV

 14.   Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                                       20

                         INDEX TO FINANCIAL STATEMENTS


Report of Management                                                                 F-1

Report of Independent Public Accountants                                             F-2

Statements of Income for the Three Years Ended
  December 31, 1994                                                                  F-3

Balance Sheets as of December 31, 1994 and 1993                                      F-4

Statements of Cash Flows for the Three Years Ended
  December 31, 1994                                                                  F-5

Statements of Partners' Capital for the Three Years Ended
  December 31, 1994                                                                  F-6

Notes to Financial Statements                                                        F-7 to F-13

Quarterly Results for 1994 and 1993                                                  F-14



                         FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.


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

     On November 19, 1985, Rayonier contributed approximately 1.19 million acres of its timberlands owned in fee or held under long-term leases (the Timberlands) to the Partnership in exchange for 20,000,000 Class A Depositary Units (Class A Units) representing Class A limited partners' interests in the Partnership and 20,000,000 Class B Depositary Units (Class B Units) representing Class B limited partners' interests in the Partnership. Also on such date, in a registered public offering, Rayonier offered and sold 5,060,000 Class A Units. Therefore, at all times after such date to and including December 31, 1994, Rayonier has held 74.7 percent of the Partnership's issued and outstanding Class A Units and 100 percent of the Partnership's issued and outstanding Class B Units.

     On February 28, 1994, ITT Corporation (ITT), Rayonier's sole shareholder, distributed all the Common Shares of Rayonier to ITT's shareholders. In connection with the distribution, Rayonier changed its name from ITT Rayonier Incorporated to Rayonier Inc. and became a publicly traded company listed on the New York Stock Exchange under the symbol RYN. RTLP will continue to be listed separately and trade under the symbol LOG. Class A unitholders' financial interests have not been affected in any manner by ITT's distribution of Rayonier to its shareholders.

DESCRIPTION OF BUSINESS

     The Partnership is engaged in the timberlands business, which includes forestry management, reforestation, timber thinning, and the marketing and sale of standing timber from the Timberlands. The Partnership will occasionally purchase, for short term resale, standing timber from other ownerships. The Partnership's business plan is to operate the Timberlands for sustained long-range harvest and to satisfy the Partnership's need to generate regular cash flow in light of its cash distribution policy as determined from time to time by the Managing General Partner's Board of Directors.

     The Partnership operates through Rayonier Timberlands Operating Company, L.P. (the Operating Partnership or RTOC), a Delaware limited partnership formed by Rayonier in October 1985, in which the Partnership holds a 99 percent limited partner's interest. RFR is the Managing General Partner of the Partnership and the Operating Partnership, and Rayonier is the Special General Partner of both partnerships. As general partners, Rayonier and RFR hold an aggregate 1 percent interest in each partnership and, therefore, have an aggregate 1.99 percent interest in the Partnership and the Operating Partnership on a combined basis. Unless the context otherwise requires, all references in this Form 10-K to the Partnership are also references to the Operating Partnership.

     The Partnership negotiates and contracts for the sale of standing timber (stumpage) with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20 percent deposit and/or performance bond and generally have a 12- to 24- month life. The Partnership conducts, or contracts for third parties to conduct, harvesting operations if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional Units, or other consideration.

     Partnership sales to Rayonier for use in Rayonier's specialty pulp products and timber and wood products businesses are an important contributor to Partnership results. For further information, see Timber Markets and Sales; Affiliated Party Transactions.

     Sales to Rayonier were 13 percent, 17 percent, and 15 percent of total sales in 1994, 1993, and 1992, respectively. Three customers, under common ownership (not affiliated with the Partnership), accounted for approximately 18 percent, 15 percent, and 34 percent of total revenues in 1994, 1993, and 1992, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

     The Partnership and the Operating Partnership have no officers, directors, or employees; in addition, RFR has no employees. Officers of RFR and officers and employees of Rayonier perform all management functions for the Partnership. As of December 31, 1994, Rayonier had approximately 2,700 employees of which approximately 150 are active in its U.S. Timberlands Management Business.

FORESTRY OPERATIONS

     The Partnership's forest management operations and harvesting schedules are based on biological information, environmental issues, and other data concerning species, site index, classification of soils, estimates of timber inventory, and the types, size, and age classification of the timber base. From this information, the Partnership routinely refines its long-term harvest schedule based on existing and anticipated economic and market conditions, with a view toward maximizing the value of its timber and timberland assets.

     Particular forestry practices vary by geographic region and depend upon factors such as soil productivity, tree size, age, and stocking. Forest stands may be thinned periodically to improve stand quality until they are harvested. Different areas within a forest may be planted or seeded in successive years to provide a distribution of age classes within the forest. A distribution of age classes will tend to provide a regular source of cash flow as the various timber stands reach harvestable age. The Partnership's forest management practices include thinning of timber stands, controlled burning, fertilization of timber plantations, disease and insect control, and reforestation. Reforestation activities include intensive land preparation and planting. The Partnership has a fully established tree improvement program in the Southeast which, in conjunction with its seed orchards and seedling nursery, supplies up to 100 percent of the annual planting requirements with first and second generation genetically improved planting stock. The Partnership also maintains a genetics program in the Northwest, but it cannot yet fully supply that region's seedling needs.

     The Partnership's activities include the maintenance and building of roads as necessary for timber access within the Timberlands. In the Northwest, either the Partnership or the timber purchaser will build and maintain roads, depending on contract requirements. In the Southeast, it is typically the obligation of the landowner. Each of the major regions within the Timberlands has well established road systems that permit access to substantially the entire area throughout the year. The Timberlands contain over 4,000 miles of roads that, together with public roads and roads built by other private landowners, provide such access.

     The timing of harvest of merchantable timber depends in part on the maturing cycles of timber and on economic conditions. Timber on the Partnership's 369,000 acres of timberlands in the state of Washington (the Northwestern Timberlands), consisting predominantly of conifer species, is currently thinned at approximately 15 years of age and is harvested after attaining approximately 45-50 years of age. The Partnership's long standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year. The projected annual harvest in this region will continue to trend down, with the harvest in the year 2000 approaching 80 percent of the 1994 actual harvest.

     Timber on the Partnership's 793,000 acres of timberland in Georgia, Florida, and South Carolina (the Southeastern Timberlands) typically has a shorter maturity cycle than timber in the Northwestern United States. Pine plantations in the Southeastern Timberlands are harvested after they reach approximately 20-25 years of age. Due to intensive forest and land management as well as silvicultural investment, pine volume available for harvest on the Southeastern Timberlands is expected to increase approximately 2 percent annually. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. By the year 2000, the annual pine harvest rate in this region is now expected to be nearly 7 percent greater than the 1994 harvest.

     See Federal and State Regulation for a description of issues which may impact Partnership's timber harvest rates.

DESCRIPTION OF TIMBERLANDS

     The Timberlands consist of approximately 1.16 million acres, as of December 31, 1994, located in the state of Washington, primarily on the Olympic Peninsula, and in Georgia, Florida, and South Carolina. Approximately 1.03 million acres are owned in fee, while approximately 137,000 acres are held under long-term lease. Each of these regions contains tracts of timber located within the operating radius of a number of pulp and paper mills, sawmills, plywood mills, and wood treating plants.

     ACREAGE. The following table sets forth, as of December 31, 1994, the location and type of ownership that the Partnership has with respect to the Timberlands.

                                                                              Held Under
                                                            Owned in          Long-Term
                                                              Fee             Lease (1)          Total
                                                            --------          ----------         -----
                                                                         (thousands of acres)
              Northwestern Timberlands
                  Olympic Peninsula of Washington              369                 -               369
                                                             -----               ---             -----
              Southeastern Timberlands
                  Georgia                                      490                47               537
                  Florida                                      165                90               255
                  South Carolina                                 1                 -                 1
                                                             -----               ---             -----
                      Total Southeastern                       656               137               793
                                                             -----               ---             -----

              Total Timberlands                              1,025               137             1,162
                                                             =====               ===             =====


(1) The long-term leases permit the Partnership as lessee to manage and harvest timberlands throughout the term of the lease. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. The remaining portions of the initial terms of these leases averaged 22 years as of December 31, 1994. Annual rentals are paid to the lessor and, in some cases, the leases provide for payment of a percentage of stumpage values to the lessor as timber is cut. In addition, the leases impose certain duties on the lessee regarding management and reforestation of the leased acres. In general, leased acreage has less value than the same acreage would have if owned in fee because of the obligations imposed upon the lessee under the terms of the lease.



     Timber Inventory. The Timberlands owned in fee or held under long-term leases include, as of December 31, 1994, total estimated merchantable timber inventory of approximately 10.3 million cunits of wood, of which approximately 79 percent is softwood. See definition of Merchantable Timber. A cunit represents 100 cubic feet of fiber and is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. The following table sets forth the volumes of merchantable timber on the Timberlands by location and type, as of December 31, 1994.

                                                        ESTIMATED MERCHANTABLE TIMBER INVENTORY (1)
                                                        ---------------------------------------
                           REGION                       SOFTWOOD         HARDWOOD         TOTAL
                           ------                       --------         --------         -----
                                                                   (thousands of cunits)

                  Northwestern Timberlands               4,876               435          5,311
                  Southeastern Timberlands               3,301             1,704          5,005
                                                         -----             -----         ------
                  Total                                  8,177             2,139         10,316
                                                         =====             =====         ======



(1) The merchantable timber inventory volumes represent estimates by the Partnership for management purposes based on its continuing inventory system, which involves periodic statistical sampling of the Timberlands, with updating adjustments made on the basis of growth estimates and harvest information. It is not a reflection of the amount of timber that will be available to cut in any specific period of time as future growth is not predicted. See Forestry Operations.

     THE NORTHWESTERN TIMBERLANDS. The Northwestern Timberlands are located in Washington, primarily on the Olympic Peninsula. All of these Timberlands are owned in fee. The Northwestern Timberlands include approximately 314,000 acres of conifer (softwood) stands, approximately 74 percent of which is stocked with hemlock and the remainder of which is stocked with Douglas fir, western red cedar, and white fir. The Northwestern Timberlands also include approximately 18,000 acres of hardwood timber stands, consisting principally of alder and maple, with lesser amounts of conifers. The remaining 37,000 acres are classified as non-forest lands.

     Rain, site, and soil conditions typically cause softwood timber in the Northwest, particularly hemlock, to maintain a relatively high growth rate for a longer period of time in comparison with softwood timber in other parts of the United States, resulting in longer rotation cycles. Site indices for conifer lands in the Northwestern United States generally range from 90 to 145, and average approximately 105. The average site index of the conifer lands in the Northwestern Timberlands is also 90 to 145 and averages approximately 110.

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

     THE SOUTHEASTERN TIMBERLANDS. The Southeastern Timberlands are located in Georgia, Florida, and South Carolina and include approximately 656,000 acres of timberlands owned in fee and approximately 137,000 acres held under long-term leases. The Southeastern Timberlands include approximately 510,000 acres of pine (softwood) lands, approximately 268,000 acres of hardwood lands, and approximately 15,000 non-forest acres.

     The predominant pine species are loblolly and slash pine. Site indices for pine lands in the Southeastern United States generally range from 55 to 65 and average approximately 60. The pine lands included in the Southeastern Timberlands have an average site index of 60. Hardwood lands included in the Southeastern Timberlands are principally bottomlands. Principal hardwood species are red oak, sweet gum, black gum, red maple, cypress, and green ash.

     The Southeastern region is generally recognized as being the most competitive timberlands area in the United States. There are 19 pulp and paper mills and numerous sawmills, plywood plants, and treating plants for poles and pilings located in the area of the Southeastern Timberlands. Rayonier operates two sawmills and two pulp mills in this region.

STUMPAGE PRICES AND INDUSTRY CONDITIONS

     Stumpage prices vary depending on the market for end-use products that rely on timber and wood fiber as raw materials. Stumpage values tend to be higher for larger diameter trees because of higher-value end uses. Larger diameter trees are used as sawtimber, which is processed into lumber, plywood, and poles, while smaller diameter trees are used as pulpwood for the manufacture of paper and pulp. International as well as domestic supply and demand forces (including the value of the U.S. dollar in foreign exchange markets) also affect U.S. regional stumpage prices. Local stumpage prices are dependent upon factors such as geographic location of the property, proximity to a mill or export facility, logging conditions, accessibility of the timber, size and quality of the timber, species composition of the stand, and the timber volume per acre.

     The Northwest and the Southeast represent major timber growing regions of the United States. In both areas, timber markets are very competitive, but each region has different types of timber, markets, and competitive factors.

     For further information see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Future Operations.

COMPETITION

     The Partnership's timberlands are located in two major timber growing regions of the United States (the Southeast and the Northwest), where timber markets are fragmented and very competitive. In the Northwest, stumpage sold by Hancock Insurance Company and from Washington state owned public forests is the most significant competition. In both the Northwest and Southeast, smaller forest products companies and private land owners compete with the Partnership. Price is the principal method of competition in this market.

TIMBER MARKETS AND SALES; AFFILIATED PARTY TRANSACTIONS

     The Partnership sells timber provided by the Timberlands to Rayonier and to unaffiliated domestic purchasers. See Stumpage Prices and Industry Conditions for a discussion of end-use markets for the Partnership's timber.

     Since the inception of the Partnership, 34 percent of its timber sales in the Northwest and 14 percent of its timber sales in the Southeast have been to Rayonier. The following table shows the volumes of timber sold by the Partnership to Rayonier for the three years ended December 31, 1994. It also shows the volumes of timber on the Timberlands that were sold to unaffiliated purchasers for the periods indicated.

                                              TIMBER SOLD BY THE PARTNERSHIP TO RAYONIER
                                             AND STUMPAGE SALES TO UNAFFILIATED PURCHASERS
                                                              (In cunits)

                                                      Year Ended December 31
                ------------------------------------------------------------------------------------------------
                              1994                            1993                              1992
                ------------------------------------------------------------------------------------------------

                      Timber       Stumpage           Timber        Stumpage          Timber         Stumpage
                       Sold        Sales to            Sold         Sales to           Sold          Sales to
                        to       Unaffiliated           to        Unaffiliated          to         Unaffiliated
                     Rayonier     Purchasers         Rayonier      Purchasers        Rayonier       Purchasers
                     --------    ------------        --------     ------------       --------      ------------
<S
Northwest              83,752        363,471           63,731         264,937         100,283        349,110
Southeast              29,057        505,320           63,869         434,613          45,012        430,771
                      -------        -------          -------         -------         -------        -------

Total                 112,809        868,791          127,600         699,550         145,295        779,881
                      =======        =======          =======         =======         =======        =======

     Rayonier continues to rely on the Timberlands as one of its sources of timber for its pulp mills, sawmill facilities, and its log trading business. For example, although Rayonier directly purchased only 5 percent of the Partnership's 1994 Southeast harvest volume, the Partnership estimates that an additional 13 percent of its pulpwood timber sold in the Southeast in 1994 was purchased by Rayonier on the open market from Partnership customers. See Conflicts of Interest. Any shutdowns of plants or curtailments of sales by customers for Partnership timber, including Rayonier, could adversely affect future volumes of timber sales by the Partnership or the prices at which such sales are made.

     Rayonier's Timberlands Management business is responsible for management of the Timberlands for the benefit of the Partnership; its organization is separate from Rayonier's log trading and wood procurement businesses, which are responsible for timber procurement by Rayonier. In conducting the activities described in the following paragraphs with respect to negotiations and other relationships between the Partnership and Rayonier, employees of Rayonier's Timberlands Management business act on behalf of the Partnership and employees of Rayonier's log trading and wood procurement businesses act on behalf of Rayonier.

     The Partnership develops an annual sales plan identifying the specific tracts to be sold. The Partnership's strategy is to award contracts during those periods of the year (typically the first and fourth quarters) in which it expects to receive the best prices. However, under current market conditions, the Partnership is placing fewer sales out for bid at one time. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

     Before the Partnership offers a tract for sale, it determines whether the highest price is likely to be achieved through public bid or direct negotiation. The Partnership considers such factors as timber quality, unusual logging conditions, number of potential bidders, and general market activity. In 1994, approximately 91 percent in the Northwest and 74 percent in the Southeast of the total contract value of contracts entered into by the Partnership were awarded through public bid; when Rayonier submits a bid, it is treated no differently than bids from unaffiliated parties. Occasionally, tract and market circumstances favor a negotiated sale to a target buyer. Of the contract value awarded through direct negotiation in 1994, approximately 3 percent in the Northwest and 7 percent in the Southeast were purchased by Rayonier.

     Typically, the Partnership attempts to structure sales contracts with Rayonier and unaffiliated purchasers as transactions in which the Partnership retains title to the timber until it is severed and the purchaser assumes responsibility for delivery. In these cases, the Partnership recognizes income for both financial statement and tax purposes when and as the timber is cut and measured. Accordingly, there is a time lag between the signing of a sales contract and the recognition by the Partnership of income therefrom.

     The Partnership's contracts, whether with Rayonier or with unaffiliated purchasers, generally provide for payment of a fixed price per unit (by species and volume in the Northwest and by weight in the Southeast), cutting over periods of up to 24 months in the Northwest and up to 18 months in the Southeast, an initial deposit, and utilization standards that the buyer must satisfy when cutting and removing timber from the property. The Partnership's contracts with unaffiliated purchasers may require a performance bond from the buyer, whereas the Partnership does not require such a bond from Rayonier. All contracts between Rayonier and the Partnership are subject to review by the Conflicts Committee established by RFR's Board of Directors. See Conflicts of Interest.

     For information as to timber sales contracts in effect at December 31, 1994, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

CONFLICTS OF INTEREST

     Conflicts of interest can arise in selecting, pricing, and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires, and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, which is comprised of non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

ENVIRONMENTAL PROTECTION

     Management of the Timberlands to protect the environment is a continuing concern of the Partnership. The Partnership expends considerable efforts to comply with regulatory requirements for reforestation, protection of streams and wildlife habitat, use of pesticides, and minimization of stream sedimentation and soil erosion. From time to time the Partnership volunteers to, or may be required to, clean up certain dump sites created by the general public. The Partnership also participates in cooperative projects with environmental agencies, such as a program with the Georgia Department of Natural Resources to monitor hairy rattleweed, a threatened species, and another effort with the U.S. Fish and Wildlife Service to develop an information base on whether Bartram's Ixia constitutes an endangered species. See Federal and State Regulation.

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

     Regional timber availability continues to be restricted by legislation, litigation, and pressure from various preservationist groups. Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

     The Partnership's operations are subject to laws restricting or regulating to some extent development and/or logging activity near coastal shorelines. In addition, land located in areas exposed to flood hazard is subject to regulations specifying acceptable types of development. The federal government regulates the use of "wetlands" pursuant to the Clean Water Act, the Rivers and Harbors Act, and the Federal Water Pollution Control Act. The Timberlands include property designated as wetlands, and the Partnership is subject to permit procedures imposed by both federal and state agencies in connection with any logging or developmental activity on such land. In addition, activity is regulated on lands adjacent to scenic rivers designated under federal and state Wild and Scenic Rivers Acts. Reforestation by independent contractor crews is regulated by the federal Migrant and Seasonal Worker Protection Act, which imposes upon the landowner the burden of insuring to the federal government regulatory compliance by the contractor.

     Portions of the Timberlands are located within, or adjacent to, National Forests. Access to such parcels may be obtained generally through road-use permits subject to the terms and conditions of applicable regulations. Access across Forest Service land may be restricted where habitat of threatened or endangered species is involved.

     The state of Washington has enacted several laws that regulate or limit forestry operations. The most comprehensive of these is the Forest Practices Act, which addresses many growing, harvesting, and processing activities on forest lands. Among other requirements, the Forest Practices Act imposes certain reforestation obligations on the owner of forest land. The Act restricts the size of clear-cut harvests, restricts timber harvest to protect wildlife listed as threatened or endangered, and requires that timber be left standing in stream buffers and wildlife management areas. Other Washington state laws regulate timber slash burning, operations during fire hazard periods, logging activities affecting or utilizing watercourses or in proximity to certain ocean and inland shorelines, and some grading and road construction activities.

     The states of Georgia and Florida also regulate forestry operations. Subsequent to July 1, 1993, Georgia statutory law mandates all timber sales to be by tonnage or actual measured volume, prohibiting sales where payment is based upon conversion factors from volume to tonnage or vice versa. Florida and Georgia both regulate slash burns, control burns, and logging activities within streamside management zones. Florida law and regulation limit activities allowable or permittable in wetlands, and the state continues to develop integrated regulations under statutory mandate for ecosystem management.

     The Partnership is complying, and intends to comply, with these federal and state laws regulating its use of the Timberlands and does not expect them, as currently enacted, to be materially burdensome. There can be no assurance, however, that future legislative, regulatory or judicial decisions would not adversely affect the Partnership or its ability to harvest the Timberlands in the manner otherwise contemplated. In particular, although recently imposed restrictions on the export of logs from the Northwest have only affected state lands, political pressure to restrict log exports from the Northwest continues. If, in the future, restrictions should be imposed on the export of logs from private lands, the revenue and earnings of the Partnership could be adversely affected.

PARTNERSHIP'S TITLE; CLAIMS AND INTERESTS OF OTHERS

     Rayonier transferred record title of the Timberlands, excluding any oil, gas or mineral interests, to the Partnership without warranty. The Partnership's title to the Timberlands is subject to presently existing easements, rights of way, flowage rights, servitudes, cemeteries, camp sites, hunting and other leases, licenses, permits, undertakings, and any other existing encumbrances or title defects. Properties acquired by the Partnership in the future generally will be acquired and held on record in the Partnership's name, but Rayonier will have the right to purchase the underlying mineral interests.

     The Partnership owns only the merchantable timber rights (except for 50 trees per acre) on approximately 17,000 acres of real estate owned by Rayonier and Rayland Company, Inc., a real estate subsidiary of Rayonier.

     The state of Florida claims title to lands within Florida that were under navigable waters in 1845 when Florida became a state. Affected lands include not only those still under water but lands that are now uplands due to drainage, fill, or other past activity. The Partnership does not believe that the encumbrances or defects to which its title is subject, or any possible reclamation by the state of Florida, would have a material adverse impact on the Timberlands as a whole.

DESCRIPTION OF PARTNERSHIP

     ALLOCATIONS OF PARTNERSHIP INTEREST. The Partnership records all of its activities in two accounts, the Primary Account and the Secondary Account. Income and expenses are recorded in the Primary Account if they affect timber that is expected to be harvested on or before December 31, 2000 (the Initial
Term) and in the Secondary Account if they relate to the Partnership's other assets (including timber that is not planned to be harvested until after December 31, 2000). During the

Initial Term, the Secondary Account is essentially an investment account to which the expenditures and debt related to longer-term harvests are assigned.

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

     TERMS OF THE PARTNERSHIP AGREEMENT. The Partnership Agreement provides that the Partnership continues in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. At the end of the Initial Term, there will be no distributions of the partners' capital accounts, but the Primary Account will be closed following distribution of any cash remaining in that account (after the repayment of all Partnership borrowings attributed to the Primary Account) concurrently to all partners in accordance with their respective Primary Account percentage interests as indicated in the above table. The Managing General Partner expects that most of the cash credited to the Primary Account (and not used to repay borrowings) will have been distributed prior to the end of the Initial Term. Therefore, unitholders should not expect to receive a return of their original investment or any substantial amount of cash as a result of the end of the Initial Term on December 31, 2000. After 2000, all unitholders and General Partners will only participate in the Secondary Account, so that Class A unitholders will then have a 4 percent interest in all Partnership activities. Through the Initial Term, the Secondary Account will incur substantial debt attributable to reforestation and the management of the timber base to be cut after the year 2000. This debt will have to be repaid from future cash flow beginning in 2001 and will reduce the amount available for distribution after the end of the Initial Term.

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

     DISTRIBUTIONS. A unitholder (Limited Partner) of Rayonier Timberlands, L.P., assuming there are sufficient sales and profits, will receive cash distributions from the Primary Account activity. In accordance with the Partnership Agreement, the distribution policy is to make quarterly distributions to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions, and such other reserves as the Managing General Partner's Board of Directors deems appropriate.

     On February 17, 1995, the Board declared a first quarter distribution of $1.90 per Class A Unit payable on March 31, 1995 to unitholders of record February 28, 1995. The amount represents operating results and distribution of excess working capital from fiscal 1994 operations. The previous quarterly distribution was $1.30. A portion of the distribution represents return of capital, depending on each unitholder's tax basis. As the Initial Term approaches its expiration date (December 31, 2000), the Board has determined that capital needs for reserves, acquisitions, and working capital will be less and that excess cash will be distributed. Future distributions will approximate actual Partnership results each year. This will be accomplished by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the year following to bring the cumulative distribution in line with Partnership results. The first quarter 1995 distribution of $1.90 includes this adjustment. It is expected that the second quarter distribution will be less than the first. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term.

     TAXES. Rayonier Timberlands, L.P. is a partnership and is not taxed as a corporation. Each unitholder is responsible for taxes on his or her proportionate share of the Partnership's income. Each year, the Managing General Partner will provide unitholders with the necessary tax information based on the unitholder's apportioned share of income and expense from the Partnership. The income reported for each individual unitholder will vary substantially from the income reported in the financial statements, as the unitholder's income is based on his or her cost of acquisition (the market price of the unit at the time of acquisition), and not on the Partnership's historical cost basis as reported in the financial statements.

     To the extent distributions exceed the income reported for a unitholder and the unitholder has remaining tax basis in the units, such distributions are treated as a return of capital and are not taxable. As such, the distributions serve to reduce the unitholder's basis in the units.

     Beginning with 1994, only a portion of the Partnership's income will constitute unrelated business income. Tax-exempt entities (including IRAs and other retirement plans) may be required to report their income from the Partnership to the Internal Revenue Service as unrelated business taxable income and pay taxes on such income.

                           GLOSSARY OF FORESTRY TERMS

The terms defined below relate to the timber industry in general.

BOARD FOOT (BF): A unit of measure for sawtimber as well as lumber that is 12 inches square and one inch thick.

BOTTOMLANDS: The flood plains of streams, creeks and rivers that generally support quality hardwood stands.

CLEAR-CUT: Harvesting all trees in a stand of timber at the same time. Usually done to prepare for establishing a plantation or for converting the land to crop, pasture, or other use.

CONTROLLED BURNING: Setting fire to the forest floor to reduce the accumulation of logging debris, dead and fallen timber, weeds, and underbrush that pose a wildfire hazard or compete with the trees for water and nutrients.

CORD: A unit of measure equal to a stack of wood 4x4x8 feet, or 128 cubic feet of wood, bark, and air. A common unit of measure for pricing pulpwood.

CUNIT: A unit of measure for standing timber equal to 100 cubic feet of solid wood. It is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. A cunit equals approximately .43 MBF or 3.8 tons.

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

NON-FOREST LANDS: Lands consisting of or containing roads, water or easements, such as gas and electric transmission lines, timbered buffers not harvested due to environmental concerns, currently non-commercially viable acreage, and certain wastelands.

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

PRE-MERCHANTABLE TIMBER: Usually young or small size timber for which no commercial market exists. For example, in the Southeast, pine trees under five inches D.B.H. and in the Northwest, timber stands less than 40 years of age.

PULPWOOD: Wood used to produce pulp in the manufacture of paper and other cellulose products; normally cut from trees that are approximately five to eight inches D.B.H., or trees over eight inches D.B.H. which are either too small, of inferior quality, or the wrong species to be used in the manufacture of lumber or plywood.

SAWTIMBER: Trees containing logs of sufficient size and quality to be suitable for conversion into lumber or plywood.

SEEDLINGS: Live trees less than one inch in diameter at ground level.

SILVICULTURE: The practice of cultivating forest crops based on the knowledge of forestry; more particularly, controlling the establishment, composition, and growth of forests.

SITE INDEX: A measure of forest site quality, which takes into account topography, soil fertility, moisture, and other factors affecting forest growth rates. A site index indicates the height (in feet) an average dominant tree of a given species will attain on that site in a well-stocked stand in a given period, generally 50 years in the Northwest and 25 years in the Southeast.

SOFTWOODS: Coniferous trees, usually evergreen and having needles or scale-like leaves, such as Douglas fir, white pine, spruce, and loblolly pine. In the Pacific Northwest, softwood timber is commonly referred to as conifer.

STAND: An area of trees possessing sufficient uniformity of age, size, and composition to be distinguishable from adjacent areas so as to form a management unit. The term is usually applied to forests of commercial value.

STOCKING: An indication of the number of trees in a stand as compared to the desirable number for best growth and management, such as well-stocked, over-stocked, or partially stocked.

STUMPAGE VALUE: The value of standing timber (timber as it stands uncut in the woods).

SUPERIOR SEEDLINGS: Seedlings that are the product of a genetic breeding program. Superior seedlings produce trees that grow faster, are of higher quality, and are more disease resistant than their ordinary counterparts.

THINNING: Removal of selected trees, usually to eliminate overcrowding, to remove diseased trees and to promote more rapid growth of desired trees.

TIMBER DEED: An instrument conveying certain described timber on a specific tract of property and providing a term during which the timber may be cut and removed.

TIMBER INVENTORY: As defined under Description of Timberlands - Timber
Inventory.

WOOD FIBER: Generally refers to pulpwood or chips used in the manufacture of pulp and paper.


ITEM 2. PROPERTIES

See Item 1. Business.


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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                                                       Class A Units - Market Price (dollars)
                                               ------------------------------------------------
                                                        1994                       1993
                                               ------------------------------------------------
                                                High            Low          High         Low
                                               ------          ------       ------       ------
           QUARTER ENDED
           -------------
           March 31                            $40.00          $27.63       $43.00       $30.75
           June 30                              37.00           31.75        37.88        32.63
           September 30                         38.25           34.38        37.63        34.75
           December 31                          38.13           34.63        36.88        26.00

     The above table reflects the range of market prices of RTLP Class A Units as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol LOG.

     During the two-month period ended February 28, 1995, the high and low market prices of RTLP Class A Units were $38.25 and $35.25.

                                                               Class A Units - Distributions (dollars)
                                                               ---------------------------------------
                                                                 1994                      1993
                                                               ------                     -----
           QUARTER ENDED
           -------------
           March 31                                            $5.30(a)                   $1.15
           June 30                                               1.30                      1.15
           September 30                                          1.30                      1.15
           December 31                                           1.30                      1.15

           (a) Includes a $4.00 per Class A Unit special distribution paid on March 31, 1994.

     On February 17, 1995, the Board of Directors of RFR declared a first quarter distribution of $1.90 per Class A Unit payable on March 31, 1995 to unitholders of record February 28, 1995. The amount represents operating results and distribution of excess working capital from fiscal 1994 operations. The previous quarterly distribution was $1.30. A portion of the distribution represents return of capital, depending on each unitholder's tax basis. As the Initial Term approaches its expiration date (December 31, 2000), RFR has determined that capital needs for reserves, acquisitions, and working capital will be less and that excess cash will be distributed. Future distributions will approximate actual Partnership results each year. This will be accomplished by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. The first quarter 1995 distribution of $1.90 includes this adjustment. It is expected that the second quarter distribution will be less than the first. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flow.

     As of February 28, 1995, there were approximately 2,900 unitholders of record of Class A Units.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical financial information set forth below is derived from the financial statements of Rayonier Timberlands, L.P. Such selected historical financial information should be read in conjunction with such financial statements and notes thereto appearing elsewhere herein.

                                                                       For The Year Ended
                                              ------------------------------------------------------------------
                                               1994          1993             1992           1991           1990
                                              ------        ------           ------         ------         -----
CONSOLIDATED OPERATING DATA
(thousands of cunits1)
Timber sold to Rayonier                       112.8          127.6           145.3          253.3          188.8
Timber sold to unaffiliated
     purchasers                               868.8          699.6           779.9          700.9          747.6
                                              -----          -----           -----          -----          -----
Timber sales volume                           981.6          827.2           925.2          954.2          936.4
                                              =====          =====           =====          =====          =====


                                                                       For The Year Ended
                                           ---------------------------------------------------------------------
                                             1994           1993           1992           1991           1990
                                           --------       --------       ---------      ---------       --------
REGIONAL OPERATING DATA
Northwest (2)
   Timber sales
      (thousands of dollars)              $ 114,970      $  70,625       $  64,998      $  55,188      $  63,634
                                            =======         ======          ======         ======         ======
   Stumpage (thousands of MBF)                140.8          108.8           168.8          164.7          184.7
   Delivered logs
      (thousands of MBF)                       53.6           34.1            26.6           21.8           17.4
                                              -----          -----           -----          -----          -----
      Total Northwest                         194.4          142.9           195.4          186.5          202.1
                                              =====          =====           =====          =====          =====

Southeast (3)
   Timber sales
      (thousands of dollars)              $  50,231      $  44,312       $  33,645      $  36,016      $  33,293
                                             ======         ======          ======         ======         ======
   Pine (thousands of tons)                 1,875.9        1,719.0         1,608.4        1,851.7        1,652.5
   Hardwood
      (thousands of tons)                     154.7          175.2           199.6          144.1          140.1
                                            -------        -------         -------        -------        -------
      Total Southeast                       2,030.6        1,894.2         1,808.0        1,995.8        1,792.6
                                            =======        =======         =======        =======        =======

INCOME DATA
   (thousands of dollars)
Total sales                               $ 166,521      $ 116,047       $ 116,395      $ 101,223      $ 105,656
Total expenses - net                         43,602         33,821          30,809         28,176         26,660
Partnership income                          122,919         82,226          85,586         73,047         78,996

CLASS A UNIT DATA (dollars)
Income per publicly traded
   Class A Unit                           $    6.41      $    4.45       $    4.49      $    3.93      $    4.24
Operating cash flow
   allocable to a publicly
   traded Class A Unit                         6.64           4.66            4.72           4.22           4.53
   Cash distributions (4)                      9.20           4.60            3.60           3.60           3.60

ASSET, LIABILITY, AND CAPITAL DATA
   (thousands of dollars)
Timber, timberlands, and
   logging roads - net                    $ 270,656      $ 265,769       $ 259,958      $ 255,123      $ 251,264
Total assets                                337,814        387,457         377,413        347,783        333,037
Total liabilities                           158,776        137,651         113,950         95,835         80,184
Total indebtedness                          144,593        121,831          99,354         81,460         63,193
Partners' capital                           179,038        249,806         263,463        251,948        252,853

(1) The consolidated harvest activity is expressed in cunits, a unit of measure for standing timber equal to 100 cubic feet of solid wood. A cunit is the customary common unit of measure that is used to consolidate regional information based on local commercial measurements such as thousand board feet (MBF) or tons. A cunit equals approximately .43 MBF or 3.8 tons.

(2) The Northwestern Timberlands are in the state of Washington and consist of approximately 369,000 acres owned in fee, and contain approximately 2.3 million MBF of wood, approximately 92 percent of which is softwood. Stumpage volumes for 1992, 1991, and 1990 exclude the Quinault timberland sales.

(3) The Southeastern Timberlands are in the states of Georgia, Florida, and South Carolina and consist of approximately 793,000 acres owned in fee or held under long-term leases, and contain approximately 19.0 million tons of wood, approximately 66 percent of which is pine.

(4) Cash distributions in 1994 include a $4.00 per Class A Unit special distribution paid on March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Earnings for 1994 improved 49 percent over 1993 reflecting higher stumpage volume and improved prices in the Partnership's Northwest region as customers carried over 1993 timber sales contracts into the first quarter of 1994.

     The following table summarizes the sales, operating income, partnership income, and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):


                                                             Years Ended December 31
                                           ---------------------------------------------------------------
                                              1994                      1993                       1992
                                           ----------                 ----------                ----------

TIMBER SALES
     Northwest                             $  114,970                 $   70,625                $   64,998
     Southeast                                 50,231                     44,312                    33,645
                                              -------                    -------                    ------
                                              165,201                    114,937                    98,643
                                              -------                    -------                    ------

TIMBERLAND SALES
     Northwest                                    291                        109                    16,987
     Southeast                                  1,029                      1,001                       765
                                              -------                    -------                    ------
                                                1,320                      1,110                    17,752
                                              -------                    -------                    ------

TOTAL SALES                                $  166,521                 $  116,047                $  116,395
                                              =======                    =======                   =======

OPERATING INCOME
     Northwest                             $   94,576                 $   56,249                $   68,318
     Southeast                                 39,157                     33,457                    23,608
     Corporate and other                       (1,724)                    (2,308)                   (3,279)
                                              -------                    -------                   -------
                                           $  132,009                 $   87,398                $   88,647
                                              =======                     ======                    ======

PARTNERSHIP INCOME                         $  122,919                 $   82,226                $   85,586
                                              =======                     ======                    ======

SELECTED OPERATING STATISTICS

Northwest harvest volumes
     Stumpage (thousands of MBF)                140.8                      108.8                     168.8
     Delivered logs (thousands of MBF)           53.6                       34.1                      26.6
                                                -----                      -----                     -----
                                                194.4                      142.9                     195.4
                                                =====                      =====                     =====

Southeast harvest volumes
     Pine (thousands of tons)                 1,875.9                    1,719.0                   1,608.4
     Hardwood (thousands of tons)               154.7                      175.2                     199.6
                                              -------                    -------                   -------
                                              2,030.6                    1,894.2                   1,808.0
                                              =======                    =======                   =======




     Timber and timberland sales in 1994 were up 43 percent from 1993. Partnership income was up $40.7 million, or $1.96 per Class A Unit, over 1993 results. Sales in 1993 of $116.0 million, decreased $0.4 million from 1992 and partnership income of $82.2 million decreased 4 percent from 1992, which included significant timberland sales.

     Timber harvest sales in 1994 were up 44 percent from 1993, following a 17 percent increase in 1993. Higher 1994 sales resulted from higher stumpage volume and improved prices in the Northwest region as Partnership customers carried over 1993 timber sales contracts into the first quarter of 1994. In 1993, sales reflected an overall improvement in prices due to worldwide concern over timber availability and increased harvest activity in the Southeast region, partially offset by the reduced harvest volume in the Northwest region.

     In 1994, timber sales to Rayonier represented 13 percent of total timber sales compared to 17 percent in both 1993 and 1992. Timber sales to three customers under common ownership (not affiliated with the Partnership) accounted for approximately 18 percent, 15 percent, and 10 percent of total timber sales in 1994, 1993, and 1992, respectively. In 1992, the

Partnership also had one other unaffiliated customer who accounted for approximately 12 percent of timber sales. See Note 4 of the accompanying Notes to Financial Statements for further information.

     Timberland sales in 1994 were $1.3 million, up $0.2 million from 1993, which, in turn, were $16.7 million lower than 1992 levels. Sales for 1992 included $16.8 million from two major timberland tract sales in the Northwest region to the Quinault Indian Nation. The tracts sold in 1992 contributed $15.6 million to Partnership income and completed the Partnership's program to divest land within the Quinault Indian Reservation.

     Income per publicly traded Class A Unit was $6.41 in 1994, up $1.96 from 1993. Results in 1993 were down 4 cents from 1992. Excluding the effect of the 1992 Quinault timberland sales, which generated 61 cents of income per publicly traded Class A Unit, 1993 results improved by 57 cents per unit over the prior year.

     Operating cash flow allocable to Class A unitholders, after capital expenditures and certain provisions for working capital, was $132.8 million in 1994, up $40.3 million, or $1.98 per unit, from 1993. Operating cash flow in 1993 was $0.4 million, or 6 cents per unit, lower than 1992. In 1992, operating cash flow allocable to a Class A Unit includes 63 cents from the Quinault timberland sales.

     Most of the timber from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea, and China. Unfavorable market conditions in 1993 caused many customers to defer harvesting until 1994. As a result, the harvest level was unusually low in 1993 and unusually high in 1994, rising 36 percent to 194 million board feet. Stumpage prices, which also benefited from the carryover of high-priced 1993 contracts, increased 25 percent over the prior year. As a result of increased volume and prices, 1994 timber sales rose 63 percent to $115.0 million and operating income rose 68 percent to $94.6 million. Although timber sales in 1993 increased 9 percent to $70.6 million, operating income decreased 18 percent to $56.2 million reflecting lower 1993 timberland sales. In 1993, average stumpage prices in the Northwest were 53 percent above 1992 levels as limited timber availability throughout the Northwest caused contract stumpage prices to rise steadily late in 1992 and into the second quarter of 1993. During the second half of 1993, prices declined due to high consumer inventories and a marked increase in alternative global timber supplies. Total 1993 sales volume in the Northwest of 143 million board feet represented a decrease of 27 percent from the 1992 levels as harvesting of contract timber slowed in response to changing market conditions and the Partnership's continuing program of gradually reducing the amount of timber offered in the region. See Future Operations.

     In the Southeast, pulpwood timber is sold by the Partnership's customers for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. Timber sales for 1994 were $50.2 million, up $5.9 million from 1993 and operating income increased $5.7 million to $39.2 million. In 1994, harvest volume peaked in the third quarter due to heavy rains and flooding, which caused customers to accelerate harvesting on drier Partnership lands. Harvest volume returned to a more normal level in the fourth quarter. Overall, 1994 pine volume increased 9 percent over the prior year to 1.9 million tons. Pine prices increased approximately 4 percent, reflecting increased demand for high quality sawlogs. In 1993, timber sales were $44.3 million, up 32 percent from 1992, reflecting both stronger pricing and increased harvest volumes. Operating income in the Southeast rose 42 percent to $33.5 million in 1993. Southeast pine prices were 24 percent higher than 1992 levels, benefiting from worldwide concern over timber availability and from strong demand for lumber as a result of the resurgence in U.S. housing. In 1993, Southeast pine volume was
1.7 million tons, increasing 7 percent from 1992.

     Corporate and other operating income is comprised of general and administrative expenses not specifically attributable to either the Northwest or Southeast regions. Corporate expenses decreased $0.6 million during 1994 to $1.7 million, primarily due to lower commission expenses paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier. Legislation, enacted effective August 10, 1993, eliminated tax benefits related to log exports for foreign sales corporations. The Partnership's commission expense was fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. See Note 1 of the accompanying Notes to Financial Statements for further information. In 1993, corporate expenses decreased $1.0 million to $2.3 million, reflecting lower commission expenses paid to the foreign sales corporation.

     Harvest activity in 1994 peaked in the first quarter due to the carryover of 1993 harvest volume in the Northwest and again in the third quarter due to the unusually wet weather in the Southeast. Overall, 50 percent of the full year harvest was cut by June 30, 1994. During 1993 and 1992, harvest activity followed the historical cutting pattern that is more concentrated in the first half of the year, with 59 percent and 60 percent, respectively, of the total cut completed by June 30.

     The Partnership is continuing its strategy of gradually reducing the amount of timber offered each year in the Northwest until it reaches a sustainable harvest level. See Future Operations. In the Northwest, the 1995 harvest plan contemplates a harvest volume approximately 7 percent lower than the 1994 volume, which included the 1993 carryover volume. As of December 31, 1994, contracts representing 25 percent of the projected 1995 harvest volume were outstanding. As of

December 31, 1993, outstanding contracts represented 30 percent of the actual 1994 harvest volume. Three customers under common ownership (not affiliated with the Partnership) accounted for approximately 12 percent of the harvest volume under contract as of December 31, 1994. In addition, two other unaffiliated customers accounted for approximately 23 percent and 19 percent, respectively, of the uncut volume under contract at December 31, 1994. Outstanding Northwest contract prices at December 31, 1994 are 14 percent lower than the average of harvest prices realized in 1994. In 1994, realized prices included the effect of the high-priced 1993 carryover volume.

     The Southeast 1995 harvest plan anticipates a volume reduction of approximately 5 percent from 1994 to balance 1994's higher than planned harvest. In the Southeast, the Partnership awarded contracts for 32 percent of the 1995 harvest plan volume as of December 31, 1994. As of December 31, 1993, outstanding contracts represented 15 percent of the actual 1994 harvest volume. Average prices on uncut contracts at December 31, 1994 are approximately 11 percent higher than those realized for the 1994 actual harvest in the region.

     Operating costs and expenses in 1994 were $37.0 million, up $6.2 million from 1993, which was up $1.0 million from 1992. Cost of timber sold rose $6.5 million in 1994 primarily due to higher logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities. In addition, forest excise taxes and road costs rose due to increased timber sales in the Northwest. In 1993, cost of timber sold rose $2.7 million from 1992, due to higher logging costs in the Northwest region. The cost of timberland sold was $0.4 million in both 1994 and 1993, and was $2.1 million in 1992 due primarily to the Quinault timberland sales.

     Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $1.9 million to $3.2 million in 1994 due to a lower average balance of investment notes. Interest expense on increased loans and advances to the Secondary Account by Rayonier rose $1.6 million to $11.1 million.

FUTURE OPERATIONS

     The Partnership's harvesting plans, and therefore its earnings and cash flow, can be substantially affected by the cyclical nature of timber markets both in general and on a geographical basis. In addition, various legislative initiatives, such as major restrictions on timber clear-cutting, export restrictions on logs sourced from privately owned properties, harvest restrictions to protect threatened or endangered species, and limitations on timber harvesting on wetlands, could adversely affect Partnership results. Moreover, in certain economic situations, Partnership results can be adversely affected by reductions in the rate at which stumpage is harvested as well as the failure of buyers to fulfill their contractual obligations.

     The Partnership's long standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year. The projected annual harvest in this region will continue to trend down, with the harvest in the year 2000 approaching 80 percent of the 1994 actual harvest. In the Southeast, due to intensive forest and land management as well as silvicultural investment, pine volume available for harvest is expected to increase approximately 2 percent annually.

     Regional timber availability continues to be restricted by legislation, litigation, and pressure from various preservationist groups. Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

LIQUIDITY AND CASH FLOW

     As of December 31, 1994, the Partnership held trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $42.7 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the investment notes at any time to fund Partnership working capital requirements, capital expenditures, and reserves. See Note 5 of the accompanying Notes to Financial Statements for further information. At the end of the first quarter of 1994, the Partnership called, or allowed to mature, $75.0 million of the short-term investment notes to fund a special distribution of $4.00 per Class A Unit, which was paid on March 31, 1994. As a result of this transaction, interest income after March 31, 1994 was significantly below the comparable periods of 1993.

     The Secondary Account of the Partnership had total outstanding debt of $144.6 million at December 31, 1994, including long-term notes payable to Rayonier of $143.8 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. See Note 6 of the accompanying Notes to Financial Statements for further information.

     Capital expenditures for reforestation, capitalized lease payments, property taxes, and other improvements to the land and timber assets were $13.1 million, $13.4 million, and $14.0 million in 1994, 1993, and 1992, respectively. Capital expenditures are expected to be approximately $14.4 million in 1995. Funding of future capital requirements is expected to continue from Rayonier.

     The Partnership made regular distributions of $104.0 million ($5.20 per Class A Unit) and a special distribution of $80.0 million ($4.00 per Class A
Unit) in 1994; $92.0 million ($4.60 per Class A Unit) in 1993; and $72.0 million ($3.60 per Class A Unit) in 1992 to all outstanding Class A unitholders. An additional $9.7 million in 1994, $4.8 million in 1993, and $3.8 million in 1992 was distributed in cash to Class B unitholders and to the General Partners. Recontributions of $1.0 million and $1.7 million were made in 1993 and 1992, respectively, by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

     On February 17, 1995, the Board of Directors of Rayonier Forest Resources Company (RFR) declared a first quarter distribution of $1.90 per Class A Unit payable on March 31, 1995 to unitholders of record February 28, 1995. The amount represents operating results and distribution of excess working capital from fiscal 1994 operations. The previous quarterly distribution was $1.30. A portion of the distribution represents return of capital, depending on each unitholder's tax basis. As the Initial Term approaches its expiration date (December 31, 2000), RFR has determined that capital needs for reserves, acquisitions and working capital will be less and that excess cash will be distributed. Future distributions will approximate actual Partnership results each year. This will be accomplished by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. The first quarter 1995 distribution of $1.90 includes this adjustment. It is expected that the second quarter distribution will be less than the first. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term.

     WHEN THE INITIAL TERM ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT THERE WILL NOT BE ANY REDEMPTION OF THE PARTNERS' CAPITAL ACCOUNTS. THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES, AND CASH FLOWS WILL THEN DECREASE FROM 95 PERCENT TO 4 PERCENT. POSITIVE CASH FLOWS WILL BE SUBSTANTIALLY AFFECTED BY SECONDARY ACCOUNT DEBT THAT WILL HAVE TO BE REPAID. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BEGIN TO DECREASE SUBSTANTIALLY SOMETIME PRIOR TO DECEMBER 31, 2000.


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

                        Directors and Executive Officers
                                                                                                          Served as
                                                                                                         Director of
           Name                                        Position with RFR                                  RFR Since
     -----------------                               ----------------------                              -----------
     Ronald M. Gross                                 President and Director                                 1985

     William J. Alley                                Director                                               1994

     Macdonald Auguste                               Treasurer                                                --

     William S. Berry                                Senior Vice President                                    --

     John B. Canning                                 Corporate Secretary                                      --

     Donald W. Griffin                               Director                                               1994

     Kenneth P. Janette                              Vice President and                                       --
                                                     Corporate Controller

     Thomas W. Keesee, Jr. (1)                       Director                                               1994 (2)

     Gerald J. Pollack                               Senior Vice President and
                                                     Chief Financial Officer                                  --

     DeRoy C. Thomas (1)                             Director                                               1994 (3)

     (1) Member of the Conflicts and Audit Committees of RFR's Board of
         Directors

     (2) Served as a Director of RFR from 1985 to 1991

     (3) Served as a Director of RFR from 1987 to 1991


     RONALD M. GROSS, 61, is Chairman of the Board, President and Chief Executive Officer of Rayonier. He joined Rayonier in March 1978 as President and Chief Operating Officer and a director. He was elected Chief Executive Officer in 1981 and Chairman in 1984. Mr. Gross is also currently a director of Lukens Inc. He serves as a member of the Executive Committee of the Board of Directors of the American Forest and Paper Association (AFPA).

     WILLIAM J. ALLEY, 65, is Chairman of the Executive Committee and director of American Brands, Inc. (global consumer products holding company). He has been a director of American Brands since 1979 and was Chairman of the Board and Chief Executive Officer of that corporation from 1987 to 1994. He is also a director of Rayonier, CIPSCO Incorporated, Central Illinois Public Service Company, Bunn-O-Matic Corporation, Olin Corporation, and Amsted Industries Incorporated (a private company). He is a senior member of The Conference Board.

     MACDONALD AUGUSTE, 46, was elected Treasurer of Rayonier effective February 27, 1989 and Treasurer of RFR on March 6, 1989. From 1983 to February 1989, he was Assistant Treasurer of Rayonier, which he joined in April 1975 as Cash and Financial Planning Coordinator. Previously he was employed by St. Regis Paper Company.

     WILLIAM S. BERRY, 53, is Senior Vice President, Forest Resources and Corporate Development of Rayonier. He was elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of

Wood Products Management. Since May 1988 he has served as a Senior Vice President of RFR after having been Vice President of RFR from September 1985. He also serves on the Executive Boards of the American Forest Council and the Center for Streamside Studies.

     JOHN B. CANNING, 51, has served as Corporate Secretary and Associate General Counsel of Rayonier since February 1985 and as Corporate Secretary of RFR since September 1985. Mr. Canning joined Rayonier in 1977 as Associate General Counsel - Financial. He is a member of the American Bar Association and of the Corporate Bar Association of Westchester and Fairfield, Inc.

     DONALD W. GRIFFIN, 58, is President and Chief Operating Officer, Olin Corporation (diversified manufacturing corporation). He joined Olin in 1961 and was elected an Executive Vice President of Olin in 1987. He became a director of Olin in 1990, was elected Vice Chairman of the Board for Operations in 1993, and President and Chief Operating Officer in 1994. He is also a director of Rayonier, River Bend Bancshares, Inc., and Illinois State Bank and Trust. He is a trustee of the Buffalo Bill Historical Center, the Olin Charitable Trust, and the National Security Industrial Association. He is a member of the American Society of Metals, the Association of the U.S. Army, and the American Defense Preparedness Association. He is a life member of the Navy League of the United States and the Surface Navy Association.

     KENNETH P. JANETTE, 49, is Vice President and Corporate Controller of Rayonier. He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller of Rayonier and RFR in October 1994. He came to Rayonier from Sunkyong America, Inc., a Korean international trading organization, which he joined in 1990 as Corporate Controller. He became a Vice President in 1992. From 1977 to 1990, he served in various capacities with AMAX Inc., most recently as Assistant Corporate Controller and Director of Auditing. He is a Certified Public Accountant and served with Arthur Andersen & Co.

     THOMAS W. KEESEE, Jr. 80, is a former Director, President and Chief Executive Officer of Bessemer Securities Corporation and Bessemer Trust Company. He is a corporate director and financial consultant. He is a director emeritus of ITT Corporation (ITT) and of Duke University Asset Management Co. He is former Chairman of the Board of Directors of the National Audubon Society and a former director of King Ranch Inc. From 1985 to 1991, Mr. Keesee served on the Board of Directors of RFR.

     GERALD J. POLLACK, 53, is Senior Vice President and Chief Financial Officer of Rayonier. He was elected Senior Vice President and Chief Financial Officer of Rayonier in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He served as Controller of RFR from September 1985 until August 1986, when he became a Vice President as well. He was elected Chief Financial Officer of RFR on March 6, 1989 and a Senior Vice President of RFR on July 27, 1992. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of AFPA, and the Financial Executive Institute.

     DEROY C. THOMAS, 69, is a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, a law firm which Rayonier engages from time to time for professional services unrelated to Partnership matters. He is retired President and Chief Operating Officer of ITT. Prior to moving to the parent ITT, Mr. Thomas was Chairman, President and Chief Executive Officer of The Hartford Insurance Group. Before going to The Hartford, Mr. Thomas was assistant general counsel of the Association of Casualty and Surety Companies in New York City and was an associate professor of law at Fordham School of Law. Mr. Thomas serves on the board of directors of ITT Hartford, as well as Connecticut Natural Gas Corporation and Houghton Mifflin Company. He also serves as Chairman of the Old State House, Hartford, CT; Chairman of the Connecticut Health System, Inc., Hartford, CT; Director, Goodspeed Opera House; Trustee, Fordham University; Trustee Emeritus, University of Hartford and as a member of the Advisory Board of Iona College. From 1987 to 1991, Mr. Thomas served on the Board of Directors of RFR.

ITEM 11.  EXECUTIVE COMPENSATION

     Neither Rayonier nor RFR receive any compensation as general partners of the Partnership and the Operating Partnership in the form of promotional interests, management fees, acquisition fees, incentive compensation, or otherwise. The Partnership and the Operating Partnership reimburse Rayonier and RFR for all direct costs incurred in organizing and managing such partnerships and indirect costs (principally general and administrative and overhead costs) reasonably allocable to such partnerships. The allocations of direct and indirect costs incurred by Rayonier between the Partnership and Rayonier's other activities will be made solely by Rayonier.

     Neither the Partnership nor the Operating Partnership has any officers or directors. No officers or directors of Rayonier or RFR are compensated by the Partnership or the Operating Partnership. The allocable share of Rayonier's and RFR's general and administrative overhead expenses charged to the Partnership includes a portion of the compensation paid by Rayonier and RFR to their officers and directors. The two directors of RFR who are not also directors or employees of Rayonier receive an annual retainer of $12,000 and a $1,000 fee for each Board or Committee meeting attended. The two directors of RFR who are directors but not employees of Rayonier receive a $750 fee for each Board meeting attended. These fees were paid by RFR and charged to the Partnership. During 1994, the Partnership was charged for compensation paid to 13 officers and directors of RFR in an amount totaling $241,000. The Partnership was not charged for cash compensation to any officer or director of RFR in excess of $100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All references to beneficial ownership in this Item 12 are as of March 14, 1995.

Name and address                          Number of Partnership Units and                     Percent
of beneficial owner                       nature of beneficial ownership                     of class
-------------------                       ------------------------------                     --------
Rayonier Inc.                             14,940,000 Class A Units                               74.7
1177 Summer Street
Stamford, Connecticut  06905-5529         20,000,000 Class B Units                                100

Directors and officers                    No Units                                                  0
   of RFR who perform
   policymaking functions
   for the Partnership (13)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 1. Business for a description of transactions between the Partnership and Rayonier. There are no other transactions or relationships to be reported in response to this item.


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

        3. See Exhibit Index on page B and C for a list of the exhibits filed or incorporated herein as a part of this report.

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

RTLP's financial statements are audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP RTLP's financial records and related data and believes that the representations made to the independent public accountants are valid and complete.

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

Internal controls provide for the careful selection and training of personnel and for appropriate division of responsibility. The controls are documented in written codes of conduct, policies and procedures that are communicated to employees of Rayonier and RFR. Management continually monitors the system of internal controls for compliance. Internal auditors independently assess the effectiveness of internal controls and make recommendations for improvement. Arthur Andersen LLP also evaluate internal controls and perform tests of procedures and accounting records to enable them to express their opinion on RTLP's financial statements. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

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

Rayonier controls RFR, and depends partially on the Partnership timberlands for timber for use in Rayonier's mills and log trading business. Conflicts of interest can arise in selecting, pricing and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires, and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, which is comprised of non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Rayonier Timberlands, L.P.:

We have audited the accompanying balance sheets of Rayonier Timberlands, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of Rayonier Timberlands, L.P., through the management of both Rayonier Inc., the Special General Partner, and Rayonier Forest Resources Company, the Managing General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Timberlands, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                            ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 31, 1995

                           RAYONIER TIMBERLANDS, L.P.

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                     Thousands, except per unit information

                                                             1994                    1993                    1992
                                                           --------                --------                 ------
SALES

     Timber sales
        Unaffiliated parties                               $143,266               $ 95,008                $ 81,661
        Rayonier                                             21,935                 19,929                  16,982
                                                           --------               --------                --------
                                                            165,201                114,937                  98,643

     Timberland sales                                         1,320                  1,110                  17,752
                                                           --------               --------                --------

                                                            166,521                116,047                 116,395
                                                           --------               --------                --------
COSTS AND EXPENSES

     Cost of timber sold
        Unaffiliated parties                                 21,460                 15,064                  12,980
        Rayonier                                              3,223                  3,139                   2,512
                                                           --------               --------                --------
                                                             24,683                 18,203                  15,492

     Cost of timberland sold                                    363                    362                   2,085

     Forest management, overhead, and general
       and administrative expenses                           11,893                 11,615                  10,584

     Commission expense paid to affiliate                        86                    692                   1,680
                                                           --------               --------                --------

                                                             37,025                 30,872                  29,841
                                                           --------               --------                --------

OTHER OPERATING INCOME                                        2,513                  2,223                   2,093
                                                           --------               --------                --------

OPERATING INCOME                                            132,009                 87,398                  88,647
                                                           --------               --------                --------

OTHER INCOME AND DEDUCTIONS

     Primary Account interest income from Rayonier            3,240                  5,111                   5,911

     Secondary Account interest expense to Rayonier         (11,088)                (9,452)                 (8,108)

     Minority interest of General Partners in RTOC           (1,242)                  (831)                   (864)
                                                           --------               --------                --------

                                                             (9,090)                (5,172)                 (3,061)
                                                           --------               --------                --------

PARTNERSHIP INCOME                                         $122,919               $ 82,226                $ 85,586
                                                           ========               ========                ========

Income per publicly traded Class A Unit                    $   6.41               $   4.45                $   4.49
                                                           ========               ========                ========

Income per Rayonier owned Class A Unit                     $   6.40               $   4.40                $   4.38
                                                           ========               ========                ========

  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1994 AND 1993
                                    Thousands

                                     ASSETS

                                                                                    1994                     1993
                                                                                  --------                 --------
CURRENT ASSETS
     Cash                                                                         $    150                 $     16
     Receivables - net                                                               9,942                    4,798
     Inventories                                                                       322                      362
     Prepaid logging roads                                                           3,918                    3,948
     Primary Account short-term investment notes of Rayonier                        42,700                  106,200
     Trade and intercompany receivables from Rayonier and affiliates                 4,211                    4,146
                                                                                  --------                 --------
       Total current assets                                                         61,243                  119,470

LONG-TERM RECEIVABLES                                                                   --                    1,123

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
     OF RAYONIER                                                                     5,000                       --

OTHER ASSETS                                                                             1                      112

FIXED ASSETS - NET                                                                     914                      983

TIMBER, TIMBERLANDS AND LOGGING ROADS,
     LESS DEPLETION AND AMORTIZATION                                               270,656                  265,769
                                                                                  --------                 --------

                                                                                  $337,814                 $387,457
                                                                                  ========                 ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                             $  5,061                 $  5,282
     Accounts payable                                                                1,674                    2,257
     Accrued liabilities
       Taxes                                                                         1,527                    1,580
       All other                                                                       553                      611
     Current timber obligations                                                        148                      138
     Advances from Rayonier                                                             66                       73
                                                                                  --------                 --------
       Total current liabilities                                                     9,029                    9,941

SECONDARY ACCOUNT LONG-TERM NOTES
     PAYABLE TO RAYONIER                                                           143,800                  120,900

LONG-TERM TIMBER OBLIGATIONS                                                           645                      793

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                        5,302                    6,017

PARTNERS' CAPITAL
     General Partners                                                                5,253                    5,962
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary
       Units issued and outstanding)                                               173,785                  243,844
                                                                                  --------                 --------

                                                                                  $337,814                 $387,457
                                                                                  ========                 ========



  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                    Thousands

                                                                     1994                  1993                  1992
                                                                  ---------             ---------             ---------
OPERATING ACTIVITIES
   Partnership income                                             $ 122,919             $  82,226             $  85,586
   Non-cash items included in income
     Depletion, depreciation and amortization                         7,922                 7,064                 7,753
     Minority interest of General Partners in RTOC                    1,242                   831                   864
   (Increase) decrease in receivables                                (5,144)               (2,567)                1,702
   Decrease (increase) in prepaid logging roads                          30                  (557)                 (824)
   (Decrease) increase in advance deposits                             (221)                1,831                (1,430)
   (Decrease) increase in accounts payable and
     accrued liabilities                                               (694)                 (457)                1,554
   Other changes in working capital                                     (32)                 (143)                  197
                                                                  ---------             ---------             ---------
           Cash provided by operating activities                    126,022                88,228                95,402
                                                                  ---------             ---------             ---------

INVESTING ACTIVITIES
   Capital expenditures less sales and retirements of $394,
     $374, and $1,561 in 1994, 1993, and 1992                       (12,740)              (12,979)              (12,459)
   Increase in Primary Account investment notes
     of Rayonier                                                    (54,600)             (106,200)             (135,700)
   Settlement of Primary Account investment
     notes of Rayonier                                              113,100               106,200               109,300
   Decrease (increase) in long-term receivables                       1,123                (1,123)                  ---
   Decrease in other assets                                             111                     2                   174
                                                                  ---------             ---------             ---------
           Cash provided by (used for) investing activities          46,994               (14,100)              (38,685)
                                                                  ---------             ---------             ---------

FINANCING ACTIVITIES
   Decrease in timber obligations                                      (138)                 (323)                 (106)
   Increase in Secondary Account long-term notes
     payable to Rayonier                                             22,900                22,800                18,000
   Partnership distributions                                       (193,687)              (96,842)              (75,788)
   Distributions to General Partners of RTOC - net                   (1,957)                 (969)                 (747)
   Recontributions by Rayonier and General Partners
     of RTLP                                                             --                   959                 1,717
                                                                  ---------             ---------             ---------
           Cash used for financing activities                      (172,882)              (74,375)              (56,924)
                                                                  ---------             ---------             ---------

CASH
   Net increase (decrease) in cash                                      134                  (247)                 (207)
   Balance at beginning of year                                          16                   263                   470
                                                                  ---------             ---------             ---------
     Balance at end of year                                       $     150             $      16             $     263
                                                                  =========             =========             =========

Supplemental disclosures of cash flow information

   Cash received for interest - Primary Account                   $   3,240             $   5,113             $   5,911
                                                                  =========             =========             =========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                    Thousands

                                                      Limited                 General
                                                     Partners                Partners               Total
                                                    ----------              ----------            ----------
Balance, December 31, 1991                          $  245,969              $  5,979              $  251,948

     Partnership income                                 84,730                   856                  85,586

     Partnership distributions - net                   (73,333)                 (738)                (74,071)
                                                    ----------              --------              ----------

Balance, December 31, 1992                             257,366                 6,097                 263,463

     Partnership income                                 81,403                   823                  82,226

     Partnership distributions - net                   (94,925)                 (958)                (95,883)
                                                    ----------              --------              ----------

Balance, December 31, 1993                             243,844                 5,962                 249,806

     Partnership income                                121,690                 1,229                 122,919

     Partnership distributions - net                  (191,749)               (1,938)               (193,687)
                                                    ----------              --------              ----------

Balance, December 31, 1994                          $  173,785              $  5,253              $  179,038
                                                    ==========              ========              ==========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

           (Dollar amounts in thousands, except per unit information)

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

The officers, directors, and employees of Rayonier and RFR perform all management and business activities for RTLP and RTOC. RTLP and RTOC have no officers, directors, or employees.

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
                                                   ====                            ====

IN ACCORDANCE WITH RTLP'S PARTNERSHIP AGREEMENT, THE PRIMARY ACCOUNT WILL BE CLOSED AT THE END OF THE INITIAL TERM ON DECEMBER 31, 2000. SUBSEQUENT TO THAT DATE, THE CLASS A UNITHOLDERS WILL PARTICIPATE IN 4 PERCENT OF THE REVENUES AND EXPENSES OF RTLP AND 4 PERCENT OF ITS CASH FLOW AFTER ALL SECONDARY ACCOUNT DEBT HAS BEEN REPAID.

INVESTING AND FINANCING ACTIVITIES

The excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders is invested with Rayonier in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the stated interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent borrowings.

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation, pre-commercial thinning, and similar activities, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier that mature on January 1, 2001.

Under the terms of the Partnership Agreement, cash credited to the Primary Account may not be loaned or otherwise used for the benefit of the Secondary Account. Accordingly, the Partnership is not permitted to use proceeds from the Primary Account Investment Notes of Rayonier to repay the Secondary Account Long-Term Notes Payable to Rayonier.

See Notes 5 and 6 for further information.

SPECIAL ALLOCATIONS

In 1989, the Partnership Agreements of RTLP and RTOC were amended to provide for the special allocation of certain costs to Rayonier's and RFR's interests as General Partners of both Partnerships and to Rayonier's interest as a Limited Partner of RTLP. These costs reduce Rayonier's and RFR's income from RTLP and RTOC and the cash flow attributed to their Partnership interests. The special allocations do not impact the interest of publicly traded Class A Units nor their cash distributions.

On January 1, 1989, RTOC entered into a sales agency agreement with a Rayonier-affiliated foreign sales corporation. The affiliate, RayFor Foreign Sales Corporation (FSC), acted as a commission agent in selling Rayonier's interest in stumpage that was eventually exported from the United States. As a result, Rayonier gained certain tax benefits that were only available to tax-paying corporations.

Effective with the first quarter of 1989, a commission expense was paid by RTOC to FSC. The Board of Directors of the Managing General Partner approved amendments to the Partnership Agreements of both RTLP and RTOC that allowed for the allocation of FSC commission expense and associated administrative expenses only to Rayonier and RFR, as General Partners of RTOC and RTLP, and to Rayonier as a Limited Partner of RTLP, and did not affect the earnings or cash flow of publicly traded Class A Units.

Effective August 10, 1993, legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, the Partnership will not incur foreign sales commission expense for sales made after August 10, 1993. However, during the second quarter of 1994, the Partnership recorded commission expenses of $86 to adjust its final accrual for commissions on sales made prior to the legislation's effective date. Since the Partnership's commission expense had been fully allocated to Rayonier and the General Partners, the legislation did not impact the earnings or cash flows of publicly traded Class A Units.

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

Revenues have been based on actual harvest volumes multiplied by contractually agreed upon prices awarded in sealed-bid auctions or negotiated at arm's length with the purchasers, including Rayonier. These prices are periodically and independently tested for reasonableness to market prices in comparable geographic areas.

Bulk timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the amount of profit is determinable. Timberland and land sales are recognized when legal ownership passes, the amount of profit is determinable, and specified levels of down payment are received.

TIMBER AND TIMBERLANDS

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation, and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested based on the relationship of harvested timber to the estimated volume of currently recoverable timber. Timber and timberlands are stated at the lower of cost, net of timber cost depletion or market value. The timber originally contributed by Rayonier is stated at Rayonier's historical cost.

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

PARTNERS' CAPITAL

The partners' capital accounts have been included on a historical cost basis as determined by the cash and net book value of assets originally contributed to RTLP by Rayonier and RFR. These accounts have been adjusted for the allocation of revenues and costs in accordance with the Partnership Agreement, for distributions made to partners, and for recontributions made by Rayonier and RFR. Revenues and costs are allocated to Primary and Secondary Accounts based upon their relationship to the harvest plan of the Initial Term (through December 31, 2000) or to the harvest plan subsequently (2001 and thereafter). The partners' capital accounts were adjusted for RTLP distributions and for recontributions to RTLP by Rayonier and RFR as follows:

                                                                      1994            1993              1992
                                                                    --------         -------           -------
         Distributions to Limited Partners                          $191,749          $95,874          $75,032
         Distributions to General Partners                             1,938              968              756
         Recontributions by Rayonier and RFR                              --             (959)          (1,717)
                                                                    --------          -------          -------
             Total                                                  $193,687          $95,883          $74,071
                                                                    ========          =======          =======

The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the year, which was fully allocated to Rayonier and the General Partners. See Special Allocations.

In addition to the RTLP distributions, RTOC distributed $1,242, $978, and $764, in 1994, 1993, and 1992, respectively, to its General Partners. Recontributions were also made to RTOC by the General Partners for their interest in the commission expense paid.

2.  INCOME AND OTHER TAXES

RTLP is not a separate taxable entity for federal or state income tax purposes. Any taxable income or loss is reported by the partners in accordance with the Partnership Agreement. Accrued taxes relating to obligations of RTLP as of December 31 were as follows:

                                                    1994           1993
                                                   ------         ------
         Property taxes                            $  853         $1,086
         Excise taxes                                 674            494
                                                   ------         ------

             Total                                 $1,527         $1,580
                                                   ======         ======

3.  RELATED PARTY TRANSACTIONS

RTLP is a supplier of timber to Rayonier for use in its log trading business and pulp and lumber manufacturing facilities. Timber sales to Rayonier for the years ended December 31, 1994, 1993, and 1992 totaled $21,935, $19,929, and $16,982, respectively. RTLP's related-party revenues represent the fair market value of timber sold to Rayonier.

RTLP engages in various transactions with Rayonier and its affiliates that are characteristic of a consolidated group under common control. Receipts, disbursements, and net cash position are currently managed by Rayonier through an RTLP centralized treasury system. Accordingly, cash generated by and cash requirements of RTLP flow through intercompany accounts. Any loans to or borrowings from Rayonier are made at an interest rate equivalent to that which would be charged Rayonier by an unrelated third party for a comparable loan for the same period.

The balances in the current RTLP intercompany accounts with Rayonier as of December 31 were as follows:

                                                            1994                 1993
                                                           ------               ------

               Primary Account receivable                  $4,211               $4,146
               Secondary Account payable                      (66)                 (73)
                                                           ------               ------
                     Total due from Rayonier               $4,145               $4,073
                                                           ======               ======

Interest income received from Rayonier on the Primary Intercompany Account balance was $197 and $147 in 1994 and 1993 on an average outstanding receivable of $4,163 and $4,185, respectively. Interest expense paid to Rayonier on the Secondary Intercompany Account was $492 and $334 in 1994 and 1993 on an average outstanding payable of $12,447 and $11,740, respectively.

RTLP is charged by Rayonier with direct costs and expenses associated with RTLP's operations. In addition, indirect costs were allocated to RTLP for forest management, overhead, and general and administrative expenses related to RTLP's operations. Such allocated costs totaled $6,799, $6,850, and $6,031 in 1994, 1993, and 1992, respectively.

4.  MAJOR UNAFFILIATED CUSTOMERS

Sales for 1994, 1993, and 1992 include timber stumpage sales of $29,300, $16,900, and $10,200, respectively, to three customers affiliated with the Quinault Indian Nation. In addition, sales for 1992 include $16,800 from two major timberland tract sales in the Northwest to the Quinault Indian Nation.

5. INVESTMENT NOTES OF RAYONIER

Cash balances, including the excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders, are being invested in Rayonier as short-term and long-term investment notes. These funds are invested in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent borrowings. At December 31, 1994 and 1993, the RTLP Primary Account included investment notes of Rayonier of $47,700 and $106,200, respectively. The notes bear fixed interest rates that range from 6.8 to 8.1 percent, as of December 31, 1994, and 3.9 to
4.2 percent, as of December 31, 1993. The fair value of the investment notes of Rayonier approximates its carrying value.

The weighted average interest rate, based on the principal amount, was 6.9 percent as of December 31, 1994 and 4.1 percent as of December 31, 1993. Interest income earned by the Primary Account on the investment notes of Rayonier was $3,043, $4,964, and $5,718 in 1994, 1993, and 1992, respectively.

6.  LONG-TERM NOTES PAYABLE TO RAYONIER

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation, pre-commercial thinning, and similar activities, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier that mature on January 1, 2001. Advances made by Rayonier to the Secondary Account in any year bear interest through December 31 of that year at the actual average rate of Rayonier's revolving credit borrowings. On each such December 31, advances made in that year, including interest, are converted into a note bearing interest through January 1, 2001. The fixed interest rate, which is determined as of that December 31, is equal to an appropriate spread over the yield on U.S. Government Notes having a maturity date in early 2001. Interest is due quarterly, and all or any part of the unpaid principal may be prepaid at any time without penalty or premium. The long-term notes payable to Rayonier amounted to $143,800 and $120,900 as of December 31, 1994 and 1993, respectively. Based on the spread over the current rates of U.S. Government Notes having a maturity date in early 2001, the fair value of the long-term notes payable to Rayonier is $143,500.

At both December 31, 1994 and 1993, interest rates on the individual notes range from 6.5 to 10.6 percent, with a weighted average interest rate of 8.7 percent. Interest expense incurred by the Secondary Account on the notes payable to Rayonier was $10,596, $9,118, and $7,737 in 1994, 1993, and 1992, respectively.

7.  LONG-TERM TIMBER OBLIGATIONS

As of December 31, 1994 and 1993, total timber obligations amounted to $793 and $931, respectively. Interest rates ranged from 6.0 to 8.6 percent, with a weighted average interest rate of 8.4 percent at both December 31, 1994 and 1993.

The obligations are payable as follows: 1995 - $148; 1996 - $159; 1997 - $149; 1998 - $162; and 1999 - $175.

8.  ENVIRONMENTAL MATTERS

Over the past four years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The State Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

9.  COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three years ended December 31:

                                                  1994                           1993                             1992
                                      --------------------------      ---------------------------      ---------------------------
                                        Primary       Secondary         Primary        Secondary         Primary        Secondary
                                        Account        Account          Account         Account          Account         Account
                                      ----------     -----------      ----------      -----------      ----------      -----------
Timber and timberland sales           $  165,201     $     1,320      $  114,912      $     1,135      $  112,199      $     4,196
Interest and other income - net            5,105         (10,441)          6,891           (9,009)          7,631           (7,735)
Costs and expenses                       (33,533)         (3,406)        (26,734)          (3,446)        (24,103)          (4,058)
Interest of General Partners in RTOC      (1,367)            125            (951)             113            (957)              76
                                      ----------     -----------      ----------      -----------      ----------      -----------
Partnership income
   before commission expense             135,406         (12,402)         94,118          (11,207)         94,770           (7,521)
Commission expense - net of 1%
   General  Partner interest                 (85)             --            (685)              --          (1,663)              --
                                      ----------     -----------      ----------      -----------      ----------      -----------
PARTNERSHIP INCOME                    $  135,321     $   (12,402)     $   93,433      $   (11,207)     $   93,107      $    (7,521)
                                      ==========     ===========      ==========      ===========      ==========      ===========


                                       Publicly        Rayonier      Publicly          Rayonier         Publicly         Rayonier
                                        Traded           Owned        Traded            Owned            Traded           Owned
                                        A Units         A Units       A Units          A Units           A Units         A Units
                                    ---------------   -----------   -----------       ----------       ----------      -----------
Income for Class A Units before
  commission expense
      95% of Primary Account          $   32,545     $    96,091      $   22,621      $    66,791      $   22,778      $    67,254
        4% of Secondary Account             (125)           (371)           (113)            (335)            (76)            (225)
                                      ----------     -----------      ----------      -----------      ----------      -----------
                                          32,420          95,720          22,508           66,456          22,702           67,029
Commission expense                            --             (81)            --             (651)              --           (1,580)
                                      ----------     -----------      ----------      -----------      ----------      -----------

Total income for Class A Units        $   32,420     $    95,639      $   22,508      $    65,805      $   22,702      $    65,449
                                      ==========     ===========      ==========      ===========      ==========      ===========

Units outstanding                      5,060,000      14,940,000       5,060,000       14,940,000       5,060,000       14,940,000
                                      ==========     ===========      ==========      ===========      ==========      ===========

INCOME PER CLASS A UNIT               $     6.41     $      6.40      $     4.45      $      4.40      $     4.49      $      4.38
                                      ==========     ===========      ==========      ===========      ==========      ===========

10.  OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the three years ended December 31:


                                                    1994                          1993                          1992
                                          -------------------------    --------------------------     -------------------------
                                            Primary      Secondary        Primary      Secondary        Primary      Secondary
                                            Account       Account         Account       Account         Account       Account
                                          ----------    -----------     ----------    -----------     ----------    -----------
Timber and timberland sales               $  165,201    $     1,320     $  114,912    $     1,135     $  112,199    $     4,196
Interest and other income - net                5,105        (10,441)         6,891         (9,009)         7,631         (7,735)
Costs and expenses - other than non-cash
    items, commissions, and the General
    Partners' interest in RTOC               (25,798)        (2,925)       (19,867)        (2,967)       (16,546)        (2,380)
Capital expenditures                          (2,240)       (10,894)        (1,911)       (11,442)        (2,074)       (11,948)
General Partners' interest in RTOC            (1,423)           229         (1,000)           223         (1,012)           179
                                          ----------    -----------     ----------    -----------     ----------    -----------

Operating cash flow before
    commission expense                       140,845        (22,711)        99,025        (22,060)       100,198        (17,688)

Commission expense - net
    of 1% General Partner interest               (85)            --          (685)             --         (1,663)            --
                                          ----------    -----------     ----------    -----------     ----------    -----------

OPERATING CASH FLOW                       $  140,760    $   (22,711)     $   98,340   $   (22,060)    $   98,535    $   (17,688)
                                          ==========    ===========      ==========   ===========     ==========    ===========


                                           Publicly       Rayonier         Publicly     Rayonier       Publicly       Rayonier
                                            Traded         Owned            Traded       Owned          Traded         Owned
                                           A Units        A Units          A Units      A Units         A Units       A Units
                                          ---------     ----------       ---------    ----------     ----------     ----------
Cash allocable to Class A Units
     before commission expense
     95% of Primary Account               $   33,852    $    99,951      $   23,801   $    70,273     $   24,083    $    71,105
     4% of Secondary Account                    (230)          (678)           (223)         (659)          (179)          (529)
                                          ----------    -----------      ----------   -----------     ----------    -----------
                                              33,622         99,273          23,578        69,614         23,904         70,576

Commission expense                                --            (81)             --          (651)            --         (1,580)
                                          ----------    -----------      ----------   -----------     ----------    -----------

OPERATING CASH FLOW ALLOCABLE TO
    CLASS A UNITS                         $   33,622    $    99,192      $   23,578   $    68,963     $   23,904    $    68,996
                                          ==========    ===========      ==========   ===========     ==========    ===========

Units outstanding                          5,060,000     14,940,000       5,060,000    14,940,000      5,060,000     14,940,000
                                          ==========    ===========      ==========   ===========     ==========    ===========

Primary Account cash flow per unit        $     6.69    $      6.69      $     4.70   $      4.66     $     4.76    $      4.66

Secondary Account cash flow per unit            (.05)          (.05)           (.04)         (.04)         (.04)           (.04)
                                          ----------    -----------      ----------   -----------     ----------    -----------

OPERATING CASH FLOW PER
    CLASS A UNIT                          $     6.64    $      6.64      $     4.66   $      4.62     $     4.72    $     4.62
                                          ==========    ===========      ==========   ===========     ==========    ==========

QUARTERLY RESULTS FOR 1994 AND 1993 (unaudited):
(Thousands, except per unit information)

  1994                                                     Quarter Ended
-------                            -------------------------------------------------------------
                                     March            June           September          December           Total
                                      31               30               30                 31               Year
                                   --------         --------         ---------        ----------        ----------
Sales                              $ 54,211         $ 33,007         $ 38,565          $ 40,738         $ 166,521

Operating income                     45,004           25,490           30,479            31,036           132,009

Partnership income                   43,193           23,116           28,013            28,597           122,919

Income per publicly traded
     Class A Unit                      2.19             1.24             1.48              1.50              6.41

Operating cash flow allocable
     to a publicly traded
     Class A Unit                      2.23             1.30             1.57              1.54              6.64

Distributions per publicly traded
     Class A Unit                      5.30 (a)         1.30             1.30              1.30              9.20



  1993                                                     Quarter Ended
-------                            -------------------------------------------------------------
                                     March            June           September        December            Total
                                      31               30               30               31                Year
                                   --------         --------         ---------        ----------        ----------
Sales                              $ 31,209         $ 30,372         $ 15,246         $ 39,220          $ 116,047

Operating income                     24,223           23,599            9,687           29,889             87,398

Partnership income                   23,014           22,322            8,461           28,429             82,226

Income per publicly traded
     Class A Unit                      1.23             1.19              .55             1.48               4.45

Operating cash flow allocable
     to a publicly traded
     Class A Unit                      1.30             1.24              .57             1.55               4.66

Distributions per publicly traded
     Class A Unit                      1.15             1.15             1.15             1.15               4.60


(a) Includes a $4.00 per Class A Unit special distribution paid on March 31,
    1994.

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

                                   RAYONIER TIMBERLANDS, L.P.
                                   (A Delaware Limited Partnership)


                                   By:  RAYONIER FOREST RESOURCES COMPANY
                                        Managing General Partner

                                   By:  KENNETH P. JANETTE
                                        ---------------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
March 24, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       RAYONIER FOREST RESOURCES COMPANY


         SIGNATURE                                            TITLE                                       DATE
         ---------                                            -----                                       ----
                  *                                         President and Director
  -----------------------------------
           Ronald M. Gross
    (Principal Executive Officer)

          GERALD J. POLLACK                                 Senior Vice President and                March 24, 1995
  -----------------------------------                       Chief Financial Officer
          Gerald J. Pollack
    (Principal Financial Officer)

        KENNETH P. JANETTE                                  Vice President and                       March 24, 1995
 ------------------------------------                       Corporate Controller
         Kenneth P. Janette
   (Principal Accounting Officer)

                                                            Director
 -----------------------------------
          William J. Alley

                  *                                         Director
 -----------------------------------
          Donald W. Griffin

                  *                                         Director
 -----------------------------------
        Thomas W. Keesee, Jr.

                  *                                         Director
 -----------------------------------
           DeRoy C. Thomas

* By:    GERALD J. POLLACK                                                                           March 24, 1995
      ------------------------------
         Attorney-in-fact


                                      -A-

                                 EXHIBIT INDEX

     EXHIBIT                    DESCRIPTION                                                  LOCATION
        NO.                     -----------                                                  --------
     -------
        3(a)                    Partnership Agreement of the                                 Incorporated by
                                Partnership                                                  reference to
                                                                                             Exhibit No. 3(a)
                                                                                             to Registrant's
                                                                                             Form 10K for
                                                                                             1988

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

        4(b)                    Specimen Class A Depositary Receipt                          Incorporated by
                                                                                             reference to
                                                                                             Exhibit No. 4.1 to
                                                                                             Registration State-
                                                                                             ment on Form S-l,
                                                                                             (Reg. No. 33-587)

        4(c)                    Specimen Secondary Account                                   Incorporated by
                                Note Payable to ITT Rayonier                                 reference to
                                                                                             Exhibit No. 4(c) to
                                                                                             Registrant's Form 10K
                                                                                             for 1992

         9                      Voting Trust Agreement                                       None


                                     - B -

     EXHIBIT                    DESCRIPTION                                                  LOCATION
        NO.                     -----------                                                  --------
     -------
        10                      Conveyance Agreement among                                   Incorporated by
                                Rayonier, RFR, the Partnership and                           reference to
                                the Operating Partnership                                    Exhibit No.10.l to
                                                                                             Registration State-
                                                                                             ment on Form S-l,
                                                                                             (Reg. No. 33-587)

        11                      Statement re computation of per                              Not Applicable
                                share earnings

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

        18                      Letter re change in accounting                               Not Applicable
                                principles

        19                      Previously unfiled documents                                 None

        21                      Subsidiaries of the registrant                               *

        22                      Published report regarding matters                           None
                                submitted to vote of security holders

        23                      Consents of experts and counsel                              None

        24                      Powers of attorney                                           Filed herewith

        27                      Financial data schedule                                      Filed herewith

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