Form 10-Q
period 1995-03-31
RAYONIER TIMBERLANDS LP
filed 1995-05-15
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                                    --------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES (x) NO ( )

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS

                                                                                 Page
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Statements of Income for the Quarters Ended
                    March 31, 1995 and 1994                                       1

                    Balance Sheets as of March 31, 1995 and
                    December 31, 1994                                             2

                    Statements of Cash Flows for the Quarters Ended
                    March 31, 1995 and 1994                                       3

                    Notes to Financial Statements                                 4 - 7

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                     8 - 9



PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                              10

                    Signature                                                     10

                    Exhibit Index                                                 11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. Certain reclassifications have been made to prior year's financial statements to conform to current year presentation. For a full description of accounting policies, see notes to financial statements in the 1994 annual report on Form 10-K.

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                 FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                     Thousands, except per unit information



                                                                                   1995                       1994
                                                                                   ----                       ----
SALES
  Timber sales
    Unaffiliated parties                                                         $36,842                    $49,237
    Rayonier                                                                       9,242                      4,540
                                                                                 -------                    -------
                                                                                  46,084                     53,777
  Timberland sales                                                                 2,471                        434
                                                                                 -------                    -------
TOTAL SALES                                                                       48,555                     54,211
                                                                                 -------                    -------
COSTS AND EXPENSES
  Cost of timber sold
    Unaffiliated parties                                                           5,042                      5,896
    Rayonier                                                                       1,253                        511
                                                                                 -------                    -------
                                                                                   6,295                      6,407
  Cost of timberland sold                                                            639                         91
  Forest management, overhead, and general
    and administrative expenses                                                    2,740                      2,865
                                                                                 -------                    -------
TOTAL COSTS AND EXPENSES                                                           9,674                      9,363
                                                                                 -------                    -------

OTHER OPERATING INCOME                                                               223                        156
                                                                                 -------                    -------

OPERATING INCOME                                                                  39,104                     45,004
                                                                                 -------                    -------

OTHER INCOME AND DEDUCTIONS

  Primary Account interest income from Rayonier                                    1,224                      1,309
  Secondary Account interest expense to Rayonier                                  (3,136)                    (2,684)
  Minority interest of General Partners in RTOC                                     (372)                      (436)
                                                                                 -------                    -------
                                                                                  (2,284)                    (1,811)
                                                                                 -------                    -------

PARTNERSHIP INCOME                                                               $36,820                    $43,193
                                                                                 =======                    =======

INCOME PER PUBLICLY TRADED CLASS A UNIT*                                         $  1.84                    $  2.19
                                                                                 =======                    =======
INCOME PER RAYONIER OWNED CLASS A UNIT*                                          $  1.84                    $  2.19
                                                                                 =======                    =======

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                    Thousands

                                     ASSETS

                                                                                             March 31,                 December 31,
                                                                                               1995                        1994
                                                                                             ---------                 -----------
CURRENT ASSETS
     Cash                                                                                     $    37                    $   150
     Receivables - net                                                                         10,257                      9,942
     Inventories                                                                                  337                        322
     Prepaid logging roads                                                                      3,570                      3,919
     Primary Account short-term investment notes of Rayonier                                   47,700                     42,700
     Trade and intercompany receivables from Rayonier and affiliates                            4,128                      4,211
                                                                                              -------                    -------
         Total current assets                                                                  66,029                     61,244

LONG-TERM RECEIVABLES                                                                             600                          -

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
  OF RAYONIER                                                                                   5,000                      5,000

FIXED ASSETS - NET                                                                                879                        914

TIMBER, TIMBERLANDS, AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                                             271,244                    270,656
                                                                                             --------                   --------
TOTAL ASSETS                                                                                 $343,752                   $337,814
                                                                                             ========                   ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                                        $  9,343                   $  5,061
     Accounts payable                                                                           1,559                      1,674
     Accrued liabilities
         Taxes                                                                                  2,045                      1,527
         All other                                                                                470                        553
     Current timber obligations                                                                   159                        148
     Advances from Rayonier                                                                        91                         66
                                                                                             --------                   --------
         Total current liabilities                                                             13,667                      9,029

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                                         148,450                    143,800

LONG-TERM TIMBER OBLIGATIONS                                                                      508                        645

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                                   5,269                      5,302

PARTNERS' CAPITAL
     General Partners                                                                           5,221                      5,253
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                                                170,637                    173,785
                                                                                             --------                   --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                      $343,752                   $337,814
                                                                                             ========                   ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994
                                   (UNAUDITED)
                                    Thousands

                                                                                       1995                          1994
                                                                                     --------                      --------
OPERATING ACTIVITIES
     Partnership income                                                              $ 36,820                      $ 43,193
     Non-cash items included in income
         Depletion, depreciation, and amortization                                      2,475                         1,945
         Minority interest of General Partners in RTOC                                    372                           436
     Increase in receivables                                                             (315)                       (8,219)
     Decrease in prepaid logging roads                                                    349                           821
     Increase in advance deposits                                                       4,282                           366
     Increase in accounts payable and accrued liabilities                                 320                         3,122
     Other changes in working capital                                                      93                           (67)
                                                                                     --------                      --------
         Cash provided by operating activities                                         44,396                        41,597
                                                                                     --------                      --------


INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
       of $573 and $87 in 1995 and 1994                                                (3,028)                       (3,779)
     Increase in Primary Account investment
       notes of Rayonier                                                              (47,700)                       (4,800)
     Settlement of Primary Account investment
       notes of Rayonier                                                               42,700                        75,000
     Increase in long-term receivables                                                   (600)                       (1,297)
                                                                                     --------                      --------
         Cash (used for) provided by investing activities                              (8,628)                       65,124
                                                                                     --------                      --------


FINANCING ACTIVITIES
     Decrease in timber obligations                                                      (126)                         (116)
     Increase in Secondary Account long-term notes
       payable to Rayonier                                                              4,650                         6,100
     Partnership distributions                                                        (40,000)                     (111,579)
     Distributions to General Partners of RTOC                                           (405)                       (1,127)
                                                                                     --------                      --------
         Cash used for financing activities                                           (35,881)                     (106,722)
                                                                                     --------                      --------


CASH
     Net decrease in cash                                                                (113)                           (1)
     Balance at beginning of year                                                         150                            16
                                                                                     --------                      --------
     Balance at end of period                                                        $     37                      $     15
                                                                                     ========                      ========


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account                                    $  1,224                      $  1,309
                                                                                     ========                      ========
     Cash paid for interest - Secondary Account                                      $  3,184                      $  2,743
                                                                                     ========                      ========

                           RAYONIER TIMBERLANDS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
           (Dollar amounts in thousands, except per unit information)

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

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

           (Dollar amounts in thousands, except per unit information)

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the quarters ended March 31, 1995 and 1994 follows:

                                                          Limited Partners         General Partners             Total
                                                          ----------------         ----------------           ---------
         Balance, January 1, 1995                             $ 173,785                 $ 5,253               $ 179,038
         Partnership income                                      36,452                     368                  36,820
         Partnership distributions                              (39,600)                   (400)                (40,000)
                                                              ---------                 -------               ---------
         Balance, March 31, 1995                              $ 170,637                 $ 5,221               $ 175,858
                                                              =========                 =======               =========

         Balance, January 1, 1994                             $ 243,844                 $ 5,962               $ 249,806
         Partnership income                                      42,761                     432                  43,193
         Partnership distributions                             (110,463)                 (1,116)               (111,579)
                                                              ---------                 -------               ---------
         Balance, March 31, 1994                              $ 176,142                 $ 5,278               $ 181,420
                                                              =========                 =======               =========


RTLP distributions in 1994 included a special distribution of $80.0 million ($4.00 per Unit) paid on March 31, 1994. In addition to the RTLP distributions, RTOC distributed $405 and $1,127 to its General Partners during the first quarter of 1995 and 1994, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (Dollar amounts in thousands, except per unit information)

2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the quarters ended March 31, 1995 and 1994:

                                                                            1995                                  1994
                                                                  -------------------------            ---------------------------
                                                                  Primary         Secondary            Primary           Secondary
                                                                  Account          Account             Account            Account
                                                                  -------         ---------            -------           ---------
Timber and timberland sales                                       $46,084          $ 2,471             $53,776           $   435
Interest and other income - net                                     1,271           (2,960)              1,362            (2,581)
Costs and expenses                                                 (8,187)          (1,487)             (8,463)             (900)
Interest of General Partners in RTOC                                 (392)              20                (466)               30
                                                                  -------          -------             -------           -------

PARTNERSHIP INCOME                                                $38,776          $(1,956)            $46,209           $(3,016)
                                                                  =======          =======             =======           =======


                                                                Publicly         Rayonier            Publicly          Rayonier
                                                                 Traded            Owned              Traded             Owned
                                                                 A Units          A Units             A Units           A Units
                                                                --------         --------            --------          --------
Income for Class A Units
     95% of Primary Account                                       $ 9,320          $27,517             $11,106           $32,793
     4% of Secondary Account                                          (20)             (58)                (31)              (90)
                                                                  -------          -------             -------           -------

Total income for Class A Units                                    $ 9,300          $27,459             $11,075           $32,703
                                                                  =======          =======             =======           =======

Units outstanding                                               5,060,000       14,940,000           5,060,000        14,940,000
                                                                =========       ==========           =========        ==========

INCOME PER CLASS A UNIT                                           $  1.84          $  1.84             $  2.19           $  2.19
                                                                  =======          =======             =======           =======

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (Dollar amounts in thousands, except per unit information)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the quarters ended March 31, 1995 and 1994:

                                                                    1995                                     1994
                                                      -------------------------------            -----------------------------
                                                         Primary            Secondary             Primary            Secondary
                                                         Account             Account              Account             Account
                                                      ----------          -----------            ---------          ----------
Timber and timberland sales                           $   46,084          $    2,471             $  53,776          $      435
Interest and other income - net                            1,271              (2,960)                1,362              (2,581)
Costs and expenses - other than non-cash
  items and the General Partners'
  interest in RTOC                                        (5,762)               (867)               (6,565)               (777)
Capital expenditures                                        (565)             (3,036)                 (961)             (2,905)
General Partners' interest in RTOC                          (410)                 44                  (476)                 58
                                                      ----------          ----------             ---------          ----------

OPERATING CASH FLOW                                   $   40,618          $   (4,348)            $  47,136          $   (5,770)
                                                      ==========          ==========             =========          ==========


                                                        Publicly            Rayonier             Publicly            Rayonier
                                                         Traded               Owned               Traded               Owned
                                                         A Units             A Units              A Units             A Units
                                                        --------            --------             --------            --------
Cash allocable to Class A Units
     95% of Primary Account                           $    9,763         $    28,824            $   11,329         $    33,450
     4% of Secondary Account                                 (44)               (130)                  (58)               (173)
                                                      ----------         -----------            ----------         -----------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                       $    9,719         $    28,694            $   11,271         $    33,277
                                                      ==========         ===========            ==========         ===========

Units outstanding                                      5,060,000          14,940,000             5,060,000          14,940,000
                                                      ==========         ===========            ==========         ===========

Primary Account cash flow per unit                    $     1.93         $      1.93            $     2.24         $     2.24

Secondary Account cash flow per unit                        (.01)               (.01)                 (.01)              (.01)
                                                      ----------         -----------            ----------         ----------

OPERATING CASH FLOW PER CLASS A UNIT                  $     1.92         $      1.92            $     2.23         $     2.23
                                                      ==========         ===========            ==========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the sales, operating income, partnership income, and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                                 For the Quarter Ended March 31,
                                                                ---------------------------------
                                                                  1995                      1994
                                                                -------                   -------
TIMBER SALES
       Northwest                                                $25,685                   $41,954
       Southeast                                                 20,399                    11,823
                                                                -------                   -------
                                                                 46,084                    53,777
                                                                -------                   -------

TIMBERLAND SALES
       Northwest                                                      -                       281
       Southeast                                                  2,471                       153
                                                                -------                   -------
                                                                  2,471                       434
                                                                -------                   -------

TOTAL SALES                                                     $48,555                   $54,211
                                                                =======                   =======

OPERATING INCOME

       Northwest                                                $21,249                   $36,548
       Southeast                                                 18,278                     8,895
       Corporate and other                                         (423)                     (439)
                                                                -------                   -------
                                                                $39,104                   $45,004
                                                                =======                   =======

PARTNERSHIP INCOME                                              $36,820                   $43,193
                                                                =======                   =======

SELECTED OPERATING STATISTICS

Northwest harvest volumes
    Stumpage (thousands of MBF)                                    37.6                      54.1
    Delivered logs (thousands of MBF)                               8.5                      11.6
                                                                -------                   -------
                                                                   46.1                      65.7
                                                                =======                   =======

Southeast harvest volumes
    Pine (thousands of tons)                                      590.3                     435.0
    Hardwood (thousands of tons)                                   41.0                      14.7
                                                                -------                   -------
                                                                  631.3                     449.7
                                                                =======                   =======


Sales for the first quarter of 1995 were $48.6 million which was $5.7 million, or 10 percent, lower than last year's first quarter. Timber sales were $46.1 million, down $7.7 million, or 14 percent, from the comparable 1994 period. Timberland sales were $2.5 million, up $2.0 million from 1994.

Partnership income was $36.8 million or $1.84 per Class A Unit which was $6.4 million, or 35 cents per Class A Unit, lower than 1994 results. Operating cash flow allocable to each Class A Unit was $1.92, down 31 cents per Class A Unit.

Most of the timber from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea, and China. In the Northwest region, 1995 first quarter volume and prices were significantly lower than the prior year. Unfavorable market conditions in late 1993 caused many customers to defer harvesting high-priced contracts until early 1994, resulting in unusually high harvest levels and prices in the first quarter of 1994. For the three months ended March 31, 1995, the stumpage harvest volume was 31 percent lower than the prior year. In addition, 1995 first quarter stumpage prices were 15 percent lower than the prior year. As a result, sales declined $16.6 million, or 39 percent, to $25.7 million and operating income declined $15.3 million, or 42 percent, to $21.2 million.

In the Southeast, pulpwood timber is sold by the Partnership customers for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. In this region, first quarter sales increased $10.9 million, or 91 percent, to $22.9 million and operating income increased $9.4 million, or 105 percent, to $18.3 million, reflecting higher pine harvest volume and stronger prices. Pine harvest volume increased approximately 36 percent and prices were up 26 percent over the 1994 period due to higher demand from the pulp and paper industry and unusually wet weather in the Southeast which caused customers to harvest on Partnership lands rather than the comparatively wetter competitive sources.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $0.1 million to $1.2 million in 1995 due to lower balances of investment notes of Rayonier, partially offset by higher interest rates in 1995. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $0.5 million to $3.1 million.

FUTURE OPERATIONS

The 1995 first quarter harvest level in the Northwest and in the Southeast represented approximately 25 percent and 32 percent, respectively, of the current projection of their 1995 harvests. In the first quarter of 1994, the harvest levels in the Northwest and in the Southeast were 34 percent and 22 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of March 31, 1995, volume representing approximately 85 percent of the projected 1995 harvest of stumpage and pine was cut or committed under contract. As of March 31, 1994, 85 percent of the final 1994 harvest was cut or committed.

At March 31, 1995, Rayonier held contracts representing approximately 2 percent and 8 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 29 percent of the uncut volume under contract in the Northwest. Three additional unrelated customers held contracts representing approximately 24 percent, 12 percent, and 10 percent, respectively, of the uncut Northwest volume under contract. These six customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of March 31, 1995, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.1 million. In addition, the Primary Account of the Partnership held $47.7 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the investment notes at any time to fund Partnership working capital requirements, capital expenditures, and reserves.

The Secondary Account of the Partnership had total outstanding debt of $149.1 million at March 31, 1995 including long-term notes payable to Rayonier of $148.5 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the three months ended March 31, 1995 and 1994 were $3.6 million and $3.9 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On March 31, 1995 and 1994, the Partnership made quarterly distributions of $38.0 million ($1.90 per Unit) and $26.0 million ($1.30 per Unit), respectively, to all outstanding Class A unitholders. On March 31, 1994, the Partnership also made a special distribution of $80.0 million ($4.00 per Unit). Quarterly distributions of $2.0 million and $1.4 million were also made to Class B unitholders and to the General Partners in the first quarter of 1995 and 1994, respectively. In connection with the special distribution in 1994, $4.2 million was distributed to Class B unitholders and to the General Partners.

As the Initial Term approaches its expiration date (December 31, 2000) the Board of Directors of Rayonier Forest Resources Company (RFR) has determined that cash needs for reserves, acquisitions and working capital will be minimal and that any excess cash will be distributed. Future distributions will approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. The 1995 first quarter distribution of $1.90 included such an adjustment. It is expected that the second quarter distribution will be less than the first. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term.

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

                                  RAYONIER TIMBERLANDS, L.P.
                                  (A Delaware Limited Partnership)


                                  By:    RAYONIER FOREST RESOURCES
                                           COMPANY
                                         Managing General Partner

                                  By     KENNETH P. JANETTE
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
                                         (Chief Accounting Officer)

May 15, 1995

                                  EXHIBIT INDEX

              EXHIBIT NO.                                DESCRIPTION                                    LOCATION
              -----------                                -----------                                    --------
                  2                 Plan of acquisition, reorganization, arrangement,                     None
                                     liquidation, or succession

                  3(a)              Partnership Agreement of the Partnership                              No amendments

                  3(b)              Forms of Class A Certificate of Limited Partnership                   No amendments
                                    and Class B Certificate of Limited Partnership
                                    of the Partnership

                  3(c)              Partnership Agreement of Operating Partnership                        No amendments

                  3(d)              Forms of Class A Certificate of Limited Partnership                   No amendments
                                    and Class B Certificate of Limited Partnership
                                    of the Operating Partnership

                  4                 Instruments defining the rights of security holders,                  None
                                     including indentures


                  10                Material contracts                                                    None

                  11                Statement re computation of per share earnings                        Not applicable


                  15                Letter re unaudited interim financial information                     None


                  18                Letter re change in accounting principles                             Not applicable


                  19                Previously unfiled documents                                          None

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