Form 10-Q
period 1995-06-30
RAYONIER TIMBERLANDS LP
filed 1995-08-14
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM             TO
                                      ------------   ----------


                          COMMISSION FILE NUMBER 1-8997


                           RAYONIER TIMBERLANDS, L.P.


                         A Delaware Limited Partnership
                I.R.S. Employer Identification Number 06-1148227


              1177 Summer Street, Stamford, Connecticut 06905-5529
                          (Principal Executive Office)


                        Telephone Number: (203) 348-7000


                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES /X/  NO / /

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Income for the Three Months and
         Six Months Ended June 30, 1995 and 1994                              1

         Balance Sheets as of June 30, 1995 and
         December 31, 1994                                                    2

         Statements of Cash Flows for the Six Months Ended
         June 30, 1995 and 1994                                               3

         Notes to Financial Statements                                        4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8 - 10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signature                                                            11

         Exhibit Index                                                        12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position, and the cash flows for the periods presented. Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation. For a full description of accounting policies, see Notes to Financial Statements in the 1994 Annual Report on Form 10-K.

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                                Three Months                         Six Months
                                                               Ended June 30,                      Ended June 30,
                                                        ---------------------------         ---------------------------
                                                           1995              1994              1995             1994
                                                        ---------         ---------         ---------         ---------
SALES
  Timber sales
     Unaffiliated parties                               $  30,207         $  29,220         $  67,049         $  78,457
     Rayonier                                               6,575             3,713            15,817             8,253
                                                        ---------         ---------         ---------         ---------
                                                           36,782            32,933            82,866            86,710
  Timberland sales                                             83                74             2,554               508
                                                        ---------         ---------         ---------         ---------
                                                           36,865            33,007            85,420            87,218
                                                        ---------         ---------         ---------         ---------
COSTS AND EXPENSES
  Cost of timber sold
     Unaffiliated parties                                   4,678             4,883             9,720            10,779
     Rayonier                                               1,048               566             2,301             1,077
                                                        ---------         ---------         ---------         ---------
                                                            5,726             5,449            12,021            11,856

  Cost of timberland sold                                      41                21               680               112
  Forest management, overhead, and general
   and administrative expenses                              3,046             2,798             5,786             5,663
  Commission expense paid to affiliate                          0                86                 0                86
                                                        ---------         ---------         ---------         ---------
                                                            8,813             8,354            18,487            17,717
                                                        ---------         ---------         ---------         ---------
OTHER OPERATING INCOME                                        742               837               965               993
                                                        ---------         ---------         ---------         ---------
OPERATING INCOME                                           28,794            25,490            67,898            70,494
                                                        ---------         ---------         ---------         ---------

OTHER INCOME AND DEDUCTIONS

  Primary Account interest income from Rayonier             1,229               580             2,453             1,889
  Secondary Account interest expense to Rayonier           (3,233)           (2,720)           (6,369)           (5,404)
  Minority interest of General Partners in RTOC              (268)             (234)             (640)             (670)
                                                        ---------         ---------         ---------         ---------
                                                           (2,272)           (2,374)           (4,556)           (4,185)
                                                        ---------         ---------         ---------         ---------
PARTNERSHIP INCOME                                      $  26,522         $  23,116         $  63,342         $  66,309
                                                        =========         =========         =========         =========
INCOME PER PUBLICLY TRADED CLASS A UNIT*                $    1.44         $    1.24         $    3.28         $    3.43
                                                        =========         =========         =========         =========
INCOME PER RAYONIER OWNED CLASS A UNIT*                 $    1.44         $    1.24         $    3.28         $    3.43
                                                        =========         =========         =========         =========

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                         June 30,      December 31,
                                                                           1995            1994
                                                                         --------      ------------
CURRENT ASSETS
  Cash                                                                   $    145        $    150
  Receivables - net                                                        11,941           9,942
  Inventories                                                                 293             322
  Prepaid logging roads                                                     3,162           3,919
  Primary Account short-term investment notes of Rayonier                  45,300          42,700
  Trade and intercompany receivables from Rayonier and affiliates           4,213           4,211
                                                                         --------        --------
      Total current assets                                                 65,054          61,244

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES OF RAYONIER                      5,000           5,000

FIXED ASSETS - NET                                                            916             914

TIMBER, TIMBERLANDS, AND LOGGING ROADS,
 LESS DEPLETION AND AMORTIZATION                                          273,109         270,656
                                                                         --------        --------
                                                                         $344,079        $337,814
                                                                         ========        ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Advance deposits                                                       $  9,700        $  5,061
  Accounts payable                                                          1,655           1,674
  Accrued liabilities
      Taxes                                                                 2,231           1,527
      All other                                                               557             553
  Current timber obligations                                                  159             148
  Advances from Rayonier                                                      102              66
                                                                         --------        --------
      Total current liabilities                                            14,404           9,029

SECONDARY ACCOUNT LONG-TERM NOTES
 PAYABLE TO RAYONIER                                                      154,850         143,800

LONG-TERM TIMBER OBLIGATIONS                                                  507             645

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                               5,201           5,302

PARTNERS' CAPITAL
  General Partners                                                          5,153           5,253
  Limited Partners (20,000,000 Class A Depositary
   Units and 20,000,000 Class B Depositary Units
   issued and outstanding)                                                163,964         173,785
                                                                         --------        --------
                                                                         $344,079        $337,814
                                                                         ========        ========

                           RAYONIER TIMBERLANDS, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (THOUSANDS OF DOLLARS)

                                                                        Six Months
                                                                      Ended June 30,
                                                               -----------------------------
                                                                  1995               1994
                                                               ----------         ----------
OPERATING ACTIVITIES
   Partnership income                                          $   63,342         $   66,309
   Non-cash items included in income
      Depletion, depreciation, and amortization                     4,271              3,679
      Minority interest of General Partners in RTOC                   640                670
   Increase in receivables                                         (1,999)           (10,526)
   Decrease in prepaid logging roads                                  757                802
   Increase in advance deposits                                     4,639              1,047
   Increase in accounts payable and accrued liabilities               689              2,598
   Other changes in working capital                                    63               (321)
                                                               ----------         ----------
      Cash provided by operating activities                        72,402             64,258
                                                               ----------         ----------


INVESTING ACTIVITIES

   Capital expenditures less sales and retirements
      of $612 and $103 in 1995 and 1994                            (6,726)            (6,909)
   Increase in Primary Account investment
      notes of Rayonier                                           (81,000)            (8,600)
   Settlement of Primary Account investment
      notes of Rayonier                                            78,400             79,800
   Decrease in long-term receivables                                    -                903
                                                               ----------         ----------
      Cash (used for) provided by investing activities             (9,326)            65,194
                                                               ----------         ----------


FINANCING ACTIVITIES
   Decrease in timber obligations                                    (127)              (116)
   Increase in Secondary Account long-term notes
      payable to Rayonier                                          11,050             11,300
   Partnership distributions                                      (73,263)          (138,950)
   Distributions to General Partners of RTOC                         (741)            (1,404)
                                                               ----------         ----------
      Cash used for financing activities                          (63,081)          (129,170)
                                                               ----------         ----------

CASH
   Net (decrease) increase in cash                                     (5)               282
   Balance at beginning of year                                       150                 16
                                                               ----------         ----------
   Balance at end of period                                    $      145         $      298
                                                               ==========         ==========


Supplemental disclosures of cash flow information

   Cash received for interest - Primary Account                $    2,453         $    1,889
                                                               ==========         ==========
   Cash paid for interest - Secondary Account                  $    6,400         $    5,443
                                                               ==========         ==========

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

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the six months ended June 30, 1995 and 1994 follows:

                               Limited Partners  General Partners       Total
                               ----------------  ----------------     ---------
Balance, January 1, 1995          $ 173,785         $   5,253         $ 179,038
Partnership income                   62,709               633            63,342
Partnership distributions           (72,530)             (733)          (73,263)
                                  ---------         ---------         ---------
Balance, June 30, 1995            $ 163,964         $   5,153         $ 169,117
                                  =========         =========         =========

Balance, January 1, 1994          $ 243,844         $   5,962         $ 249,806
Partnership income                   65,646               663            66,309
Partnership distributions          (137,560)           (1,390)         (138,950)
                                  ---------         ---------         ---------
Balance, June 30, 1994            $ 171,930         $   5,235         $ 177,165
                                  =========         =========         =========


Partnership distributions represent RTLP distributions less recontributions by Rayonier and RFR. The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the period, which is fully allocated to Rayonier and the General Partners. Effective August 10, 1993 legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, the Partnership will not incur foreign sales commission expense for sales made after August 10, 1993. However, during the second quarter of 1994, the Partnership recorded commission expense of $86 to adjust its final accrual for commissions on sales made prior to the legislation's effective date.

In 1994, RTLP distributions included a special distribution of $80.0 million ($4.00 per Unit) paid on March 31,1994. In addition to the RTLP distributions, RTOC distributed $741 and $1,404 to its General Partners during the first six months of 1995 and 1994, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the six months ended June 30, 1995 and 1994:

                                                               1995                                1994
                                                    ---------------------------         ---------------------------
                                                     Primary          Secondary          Primary          Secondary
                                                     Account           Account           Account           Account
                                                    ---------         ---------         ---------         ---------
Timber and timberland sales                         $  82,866         $   2,554         $  86,710         $     508
Interest and other income - net                         3,130            (6,081)            2,471            (4,993)
Costs and expenses                                    (16,100)           (2,387)          (15,919)           (1,712)
Interest of General Partners in RTOC                     (699)               59              (733)               62
                                                    ---------         ---------         ---------         ---------
Partnership income before commission expense           69,197            (5,855)           72,529            (6,135)
Commission expense - net of 1%
  General Partner interest                                  -                 -               (85)                -
                                                    ---------         ---------         ---------         ---------
PARTNERSHIP INCOME                                  $  69,197         $  (5,855)        $  72,444         $  (6,135)
                                                    =========         =========         =========         =========

                                         Publicly              Rayonier            Publicly             Rayonier
                                          Traded                Owned               Traded                Owned
                                         A Units               A Units              A Units              A Units
                                       ------------         ------------         ------------         ------------
Income for Class A Units before
  commission expense
     95% of Primary Account            $     16,631         $     49,106         $     17,433         $     51,471
     4% of Secondary Account                    (59)                (175)                 (62)                (183)
                                       ------------         ------------         ------------         ------------
                                             16,572               48,931               17,371               51,288
Commission expense                                -                    -                    -                  (81)
                                       ------------         ------------         ------------         ------------

Total income for Class A Units         $     16,572         $     48,931         $     17,371         $     51,207
                                       ============         ============         ============         ============
Units outstanding                         5,060,000           14,940,000            5,060,000           14,940,000
                                       ============         ============         ============         ============
INCOME PER CLASS A UNIT                $       3.28         $       3.28         $       3.43         $       3.43
                                       ============         ============         ============         ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the six months ended June 30, 1995 and 1994:

                                                           1995                                1994
                                                ---------------------------        ----------------------------
                                                 Primary          Secondary          Primary          Secondary
                                                 Account           Account           Account           Account
                                                ---------         ---------         ---------         ---------
Timber and timberland sales                     $  82,866         $   2,554         $  86,710         $     508
Interest and other income - net                     3,130            (6,081)            2,471            (4,993)
Costs and expenses - other than non-cash
  items, commissions, and the General
  Partners' interest in RTOC                      (11,930)           (1,681)          (12,334)           (1,528)
Capital expenditures                                 (857)           (6,481)           (1,379)           (5,633)
General Partners' interest in RTOC                   (732)              117              (755)              116
                                                ---------         ---------         ---------         ---------
Operating cash flow before
  commission expense                               72,477           (11,572)           74,713           (11,530)
Commission expense - net of 1% General
  Partner interest                                      -                 -               (85)                -
                                                ---------         ---------         ---------         ---------
OPERATING CASH FLOW                             $  72,477         $ (11,572)        $  74,628         $ (11,530)
                                                =========         =========         =========         =========

                                                Publicly             Rayonier             Publicly             Rayonier
                                                 Traded                Owned               Traded                Owned
                                                A Units               A Units              A Units              A Units
                                              ------------         ------------         ------------         ------------
Cash allocable to Class A Units before
  commission expense
     95% of Primary Account                   $     17,420         $     51,433         $     17,957         $     53,020
     4% of Secondary Account                          (117)                (346)                (117)                (344)
                                              ------------         ------------         ------------         ------------
                                                    17,303               51,087               17,840               52,676
Commission expense                                       -                    -                    -                  (81)
                                              ------------         ------------         ------------         ------------
OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                               $     17,303         $     51,087         $     17,840         $     52,595
                                              ============         ============         ============         ============
Units outstanding                                5,060,000           14,940,000            5,060,000           14,940,000
                                              ============         ============         ============         ============
Primary Account cash flow per unit            $       3.44         $       3.44         $       3.55         $       3.54

Secondary Account cash flow per unit                  (.02)                (.02)                (.02)                (.02)
                                              ------------         ------------         ------------         ------------
OPERATING CASH FLOW PER CLASS A UNIT          $       3.42         $       3.42         $       3.53         $       3.52
                                              ============         ============         ============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the sales, operating income, partnership income, and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                         Three Months                       Six Months
                                                        Ended June 30,                    Ended June 30,
                                                  -------------------------         -------------------------
                                                    1995             1994             1995             1994
                                                  --------         --------         --------         --------
TIMBER SALES
         Northwest                                $ 23,714         $ 22,034         $ 49,399         $ 63,988
         Southeast                                  13,068           10,899           33,467           22,722
                                                  --------         --------         --------         --------
                                                    36,782           32,933           82,866           86,710
                                                  --------         --------         --------         --------
TIMBERLAND SALES
         Northwest                                       -               10                -              291
         Southeast                                      83               64            2,554              217
                                                  --------         --------         --------         --------
                                                        83               74            2,554              508
                                                  --------         --------         --------         --------
TOTAL SALES                                       $ 36,865         $ 33,007         $ 85,420         $ 87,218
                                                  ========         ========         ========         ========

OPERATING INCOME
         Northwest                                $ 18,554         $ 17,591         $ 39,803         $ 54,139
         Southeast                                  10,741            8,421           29,019           17,316
         Corporate and other                          (501)            (522)            (924)            (961)
                                                  --------         --------         --------         --------
                                                  $ 28,794         $ 25,490         $ 67,898         $ 70,494
                                                  ========         ========         ========         ========

PARTNERSHIP INCOME                                $ 26,522         $ 23,116         $ 63,342         $ 66,309
                                                  ========         ========         ========         ========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
         Stumpage (thousands of MBF)                  30.8             24.7             68.4             78.8
         Delivered logs (thousands of MBF)            11.6             13.7             20.1             25.3
                                                  --------         --------         --------         --------
                                                      42.4             38.4             88.5            104.1
                                                  ========         ========         ========         ========
Southeast harvest volumes
         Pine (thousands of tons)                    410.8            415.6          1,001.1            850.6
         Hardwoods (thousands of tons)                50.3             35.9             91.3             50.6
                                                  --------         --------         --------         --------
                                                     461.1            451.5          1,092.4            901.2
                                                  ========         ========         ========         ========

Sales for the six months ended June 30, 1995 were $85.4 million, which was $1.8 million, or 2 percent, lower than the first six months of 1994. Timber sales were $82.9 million, down $3.8 million, or 4 percent, from the comparable 1994 period. Timberland sales were $2.5 million, up $2.0 million from 1994.

Partnership income for the first six months was $63.3 million or $3.28 per Class A Unit, which was $3.0 million, or 15 cents per Class A Unit, lower than 1994 results which included an exceptionally strong first quarter. Operating cash flow allocable to each Class A Unit was $3.42, down 11 cents per Class A Unit.

Most of the timber from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. In the Northwest region, 1995 volume and prices were lower than the prior year. Unfavorable market conditions in late 1993 caused many customers to defer harvesting high-priced contracts until early 1994, resulting in unusually high harvest levels and prices in the first quarter of 1994. For the six month period ended June 30, 1995, the combined stumpage and log harvest volume and prices declined approximately 15 percent and 8 percent, respectively. As a result, sales for the Northwest region decreased $14.9 million, or 23 percent, to $49.4 million while operating income for the region decreased $14.3 million, or 26 percent, to $39.8 million.

In the Southeast, pulpwood timber is sold by the Partnership customers for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. In this region, sales for the first half of 1995 increased $13.1 million, or 57 percent, to $36.0 million and operating income increased $11.7 million, or 68 percent, to $29.0 million, reflecting higher pine harvest volume and stronger prices. Pine harvest volume increased approximately 18 percent and prices were up 24 percent due to stronger demand from the pulp and paper industry.

Operating costs and expenses for the first six months of 1995 were $18.5 million, up $0.8 million from 1994. The increase was primarily due to higher depletion costs resulting from increased harvest volumes in the Southeast region and higher costs associated with the increase in timberland sales.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, increased $0.6 million to $2.5 million in 1995 due to higher interest rates in 1995 partially offset by a lower average balance of investment notes of Rayonier. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.0 million to $6.4 million.

Second quarter 1995 Partnership income of $26.5 million, or $1.44 per Class A Unit, was $3.4 million, or 20 cents per Class A Unit, above the 1994 second quarter. Operating cash flow allocable to each Class A Unit was $1.50, up 20 cents per Class A Unit over last year. Sales for the quarter were $36.9 million, $3.9 million higher than last year's second quarter.

In the Northwest region, second quarter stumpage prices were approximately 8 percent lower than the prior year second quarter; however, overall harvest volume was approximately 10 percent higher than the prior year. As a result, second quarter sales rose $1.7 million to $23.7 million and operating income rose $1.0 million to $18.6 million.

In the Southeast region, second quarter sales increased $2.2 million to $13.2 million and operating income increased $2.3 million to $10.7 million, reflecting improved stumpage prices resulting from strong demand from the pulp and paper industry. Pine harvest volume approximated the prior year second quarter.

FUTURE OPERATIONS

The harvest level for the first six months of 1995 in the Northwest and in the Southeast represented approximately 50 percent and 55 percent, respectively, of the current projection of their 1995 harvests. As of June 30, 1994, the harvest levels in the Northwest and in the Southeast were 54 percent and 44 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of June 30, 1995, volume representing approximately 114 percent of the projected 1995 harvest of stumpage and pine was cut or committed under contract. As of June 30, 1994, 102 percent of the final 1994 harvest was cut or committed.

At June 30, 1995, Rayonier held contracts representing approximately 4 percent and 10 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 34 percent of the uncut volume under contract in the Northwest. Two additional customers held contracts representing approximately 15 percent and 11 percent, respectively, of the uncut Northwest volume under contract. These five customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of June 30, 1995, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $45.3 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the investment notes at any time to fund Partnership working capital requirements, capital expenditures, and reserves.

The Secondary Account of the Partnership had total outstanding debt of $155.6 million at June 30, 1995 including long-term notes payable to Rayonier of $154.9 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the six months ended June 30, 1995 and 1994 were $7.3 million and $7.0 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On June 30, 1995 and 1994, the Partnership made quarterly distributions of $31.6 million ($1.58 per Unit) and $26.0 million ($1.30 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.7 million and $1.4 million also were made to Class B unitholders and to the General Partners in the second quarter of 1995 and 1994, respectively.

On July 21, 1995 the Board of Directors of Rayonier Forest Resources Company announced a third quarter distribution of $1.58 per Class A Unit. The distribution will be paid September 29, 1995 to unitholders of record on August 31, 1995. When the Board announced the first quarter 1995 distribution of $1.90, it indicated it expected that subsequent quarters' distributions in 1995 would be less. Distributions are intended to approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term.

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

                                 RAYONIER TIMBERLANDS, L.P.
                                 (A Delaware Limited Partnership)

                                 By:    RAYONIER FOREST RESOURCES
                                         COMPANY
                                        Managing General Partner

                                 By     KENNETH P. JANETTE
                                        ---------------------------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

August 14, 1995

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