Form 10-Q
period 1995-09-30
RAYONIER TIMBERLANDS LP
filed 1995-11-13
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

YES /X/  NO / /

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statements of Income for the Three Months and
         Nine Months Ended September 30, 1995 and 1994                          1

         Balance Sheets as of September 30, 1995 and
         December 31, 1994                                                      2

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1995 and 1994                                            3

         Notes to Financial Statements                                          4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              8 - 10



PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                       11

         Signature                                                              11

         Exhibit Index                                                          12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                               Three Months                     Nine Months
                                                             Ended September 30,             Ended September 30,
                                                             -------------------             -------------------
                                                            1995             1994             1995             1994
                                                         ---------        ---------        ---------        ---------
SALES
    Timber sales
        Unaffiliated parties                             $  18,430        $  34,381        $  85,479        $ 112,838
        Rayonier                                             6,284            3,999           22,101           12,252
                                                         ---------        ---------        ---------        ---------
                                                            24,714           38,380          107,580          125,090
    Timberland sales                                         1,315              185            3,869              693
                                                         ---------        ---------        ---------        ---------
                                                            26,029           38,565          111,449          125,783
                                                         ---------        ---------        ---------        ---------
COSTS AND EXPENSES
    Cost of timber sold
        Unaffiliated parties                                 4,165            5,742           13,885           16,521
        Rayonier                                             1,417              647            3,718            1,724
                                                         ---------        ---------        ---------        ---------
                                                             5,582            6,389           17,603           18,245

    Cost of timberland sold                                    368               64            1,048              176
    Forest management, overhead and general
      and administrative expenses                            3,179            2,911            8,965            8,574
    Commission expense paid to affiliate                      --               --               --                 86
                                                         ---------        ---------        ---------        ---------
                                                             9,129            9,364           27,616           27,081
                                                         ---------        ---------        ---------        ---------

OTHER OPERATING INCOME                                       1,178            1,278            2,143            2,271
                                                         ---------        ---------        ---------        ---------

OPERATING INCOME                                            18,078           30,479           85,976          100,973
                                                         ---------        ---------        ---------        ---------

OTHER INCOME AND DEDUCTIONS
    Primary Account interest income from Rayonier            1,043              607            3,496            2,496
    Secondary Account interest expense to Rayonier          (3,318)          (2,790)          (9,687)          (8,194)
    Minority interest of General Partners in RTOC             (158)            (283)            (798)            (953)
                                                         ---------        ---------        ---------        ---------
                                                            (2,433)          (2,466)          (6,989)          (6,651)
                                                         ---------        ---------        ---------        ---------

PARTNERSHIP INCOME                                       $  15,645        $  28,013        $  78,987        $  94,322
                                                         =========        =========        =========        =========

INCOME PER PUBLICLY TRADED CLASS A UNIT*                 $    0.88        $    1.48        $    4.16        $    4.91
                                                         =========        =========        =========        =========
INCOME PER RAYONIER OWNED CLASS A UNIT*                  $    0.88        $    1.48        $    4.16        $    4.91
                                                         =========        =========        =========        =========

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                        September 30,   December 31,
                                                                            1995           1994
                                                                        -------------   ------------
CURRENT ASSETS
    Cash                                                                  $    189       $    150
    Receivables, net                                                         9,346          9,942
    Inventories                                                                401            322
    Prepaid logging roads                                                    3,813          3,919
    Primary Account short-term investment notes of Rayonier                 31,600         42,700
    Trade and intercompany receivables from Rayonier and affiliates          4,240          4,211
                                                                          --------       --------
        Total current assets                                                49,589         61,244

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES OF RAYONIER                       5,000          5,000

FIXED ASSETS, NET                                                              896            914

TIMBER, TIMBERLANDS AND LOGGING ROADS,

  LESS DEPLETION AND AMORTIZATION                                          274,362        270,656
                                                                          --------       --------

                                                                          $329,847       $337,814
                                                                          ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
    Advance deposits                                                      $  7,859       $  5,061
    Accounts payable                                                         1,338          1,674
    Accrued liabilities
        Taxes                                                                3,038          1,527
        All other                                                              671            553
    Current timber obligations                                                 159            148
    Advances from Rayonier                                                     102             66
                                                                          --------       --------
        Total current liabilities                                           13,167          9,029

SECONDARY ACCOUNT LONG-TERM NOTES

  PAYABLE TO RAYONIER                                                      159,650        143,800

LONG-TERM TIMBER OBLIGATIONS                                                   508            645

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                5,023          5,302

PARTNERS' CAPITAL
    General Partners                                                         4,977          5,253
    Limited Partners (20,000,000 Class A Depositary
      Units and 20,000,000 Class B Depositary Units
      issued and outstanding)                                              146,522        173,785
                                                                          --------       --------

                                                                          $329,847       $337,814
                                                                          ========       ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                            -------------------
                                                                          1995             1994
                                                                        ---------        ---------
OPERATING ACTIVITIES
    Partnership income                                                  $  78,987        $  94,322
    Non-cash items included in income
        Depletion, depreciation and amortization                            5,625            6,141
        Minority interest of General Partners in RTOC                         798              953
    Decrease (increase) in receivables                                        596          (12,479)
    Decrease in prepaid logging roads                                         106              343
    Increase in advance deposits                                            2,798            1,611
    Increase in accounts payable and accrued liabilities                    1,293              293
    Other changes                                                             (72)            (239)
                                                                        ---------        ---------
        Cash provided by operating activities                              90,131           90,945
                                                                        ---------        ---------


INVESTING ACTIVITIES
    Capital expenditures                                                  (10,250)          (9,551)
    Sales and retirements of fixed assets, timber and timberlands             937              161
    Increase in Primary Account investment
        notes of Rayonier                                                (100,600)          (9,900)
    Settlement of Primary Account investment
        notes of Rayonier                                                 111,700           80,600
    Decrease in long-term receivables                                        --                903
                                                                        ---------        ---------
        Cash provided by investing activities                               1,787           62,213
                                                                        ---------        ---------


FINANCING ACTIVITIES
    Decrease in timber obligations                                           (126)            (116)
    Increase in Secondary Account long-term notes
        payable to Rayonier                                                15,850           16,000
    Partnership distributions                                            (106,526)        (166,319)
    Distributions to General Partners of RTOC                              (1,077)          (1,681)
                                                                        ---------        ---------
        Cash used for financing activities                                (91,879)        (152,116)
                                                                        ---------        ---------


CASH
    Net increase in cash                                                       39            1,042
    Balance at beginning of year                                              150               16
                                                                        ---------        ---------
    Balance at end of period                                            $     189        $   1,058
                                                                        =========        =========

Supplemental disclosures of cash flow information

    Cash received for interest - Primary Account                        $   3,496        $   2,496
                                                                        =========        =========
    Cash paid for interest - Secondary Account                          $   9,701        $   8,214
                                                                        =========        =========

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

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

PARTNERS' CAPITAL

The activity in the Partners' Capital accounts of RTLP for the nine months ended September 30, 1995 and 1994 was as follows:

                                      Limited Partners  General Partners      Total
                                      ----------------  ----------------      -----

        Balance, January 1, 1995          $ 173,785        $   5,253        $ 179,038
        Partnership income                   78,197              790           78,987
        Partnership distributions          (105,460)          (1,066)        (106,526)
                                          ---------        ---------        ---------
        Balance, September 30, 1995       $ 146,522        $   4,977        $ 151,499
                                          =========        =========        =========

        Balance, January 1, 1994          $ 243,844        $   5,962        $ 249,806
        Partnership income                   93,379              943           94,322
        Partnership distributions          (164,655)          (1,664)        (166,319)
                                          ---------        ---------        ---------
        Balance, September 30, 1994       $ 172,568        $   5,241        $ 177,809
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

In 1994, RTLP distributions included a special distribution of $80.0 million ($4.00 per Unit) paid on March 31,1994. In addition to the RTLP distributions, RTOC distributed $1,077 and $1,681 to its General Partners during the first nine months of 1995 and 1994, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

2.  COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the nine months ended September 30, 1995 and 1994:

                                                         1995                                   1994
                                           --------------------------------       ---------------------------------
                                             Primary             Secondary            Primary           Secondary
                                             Account              Account             Account            Account
                                           ------------        ------------        ------------        ------------
Timber and timberland sales                $    107,580        $      3,869        $    125,090        $        693
Interest and other income, net                    5,219              (9,267)              4,235              (7,662)
Costs and expenses                              (24,002)             (3,614)            (24,441)             (2,554)
Interest of General Partners in RTOC               (888)                 90              (1,049)                 95
                                           ------------        ------------        ------------        ------------
Partnership income before commission
  expense                                        87,909              (8,922)            103,835              (9,428)
Commission expense - net of 1%

  General Partner interest                         --                  --                   (85)               --
                                           ------------        ------------        ------------        ------------
PARTNERSHIP INCOME                         $     87,909        $     (8,922)       $    103,750        $     (9,428)
                                           ============        ============        ============        ============



                                             Publicly            Rayonier            Publicly            Rayonier
                                              Traded               Owned              Traded               Owned
                                              A Units             A Units             A Units             A Units
                                             --------            --------            --------            --------
Income for Class A Units before
  commission expense
    95% of Primary Account                 $     21,129        $     62,385        $     24,957        $     73,686
    4% of Secondary Account                         (90)               (267)                (95)               (282)
                                           ------------        ------------        ------------        ------------

                                                 21,039              62,118              24,862              73,404
Commission expense                                 --                  --                  --                   (81)
                                           ------------        ------------        ------------        ------------

Total income for Class A Units             $     21,039        $     62,118        $     24,862        $     73,323
                                           ============        ============        ============        ============

Units outstanding                             5,060,000          14,940,000           5,060,000          14,940,000
                                           ============        ============        ============        ============

INCOME PER CLASS A UNIT                    $       4.16        $       4.16        $       4.91        $       4.91
                                           ============        ============        ============        ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

3.  OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the nine months ended September 30, 1995 and 1994:

                                                            1995                                    1994
                                               --------------------------------        --------------------------------
                                                Primary             Secondary            Primary            Secondary
                                                 Account             Account             Account             Account
                                               ------------        ------------        ------------        ------------
Timber and timberland sales                    $    107,580        $      3,869        $    125,090        $        693
Interest and other income, net                        5,219              (9,267)              4,235              (7,662)
Costs and expenses - other than non-cash
  items, commissions and the General
  Partners' interest in RTOC                        (18,533)             (2,543)            (18,440)             (2,274)
Capital expenditures                                 (1,135)             (9,115)             (1,815)             (7,736)
General Partners' interest in RTOC                     (931)                171              (1,091)                170
                                               ------------        ------------        ------------        ------------
Operating cash flow before
  commission expense                                 92,200             (16,885)            107,979             (16,809)
Commission expense - net of 1% General
  Partner interest                                     --                  --                   (85)               --
                                               ------------        ------------        ------------        ------------

OPERATING CASH FLOW                            $     92,200        $    (16,885)       $    107,894        $    (16,809)
                                               ============        ============        ============        ============



                                                Publicly           Rayonier             Publicly            Rayonier
                                                 Traded              Owned               Traded              Owned
                                                 A Units             A Units             A Units             A Units
                                               ------------        ------------        ------------        ------------

Cash allocable to Class A Units before
  commission expense
    95% of Primary Account                     $     22,160        $     65,430        $     25,953        $     76,627
    4% of Secondary Account                            (171)               (504)               (170)               (502)
                                               ------------        ------------        ------------        ------------
                                                     21,989              64,926              25,783              76,125
Commission expense                                     --                  --                  --                   (81)
                                               ------------        ------------        ------------        ------------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                $     21,989        $     64,926        $     25,783        $     76,044
                                               ============        ============        ============        ============

Units outstanding                                 5,060,000          14,940,000           5,060,000          14,940,000
                                               ============        ============        ============        ============

Primary Account cash flow per unit             $       4.38        $       4.38        $       5.13        $       5.12

Secondary Account cash flow per unit                   (.03)               (.03)               (.03)               (.03)
                                               ------------        ------------        ------------        ------------

OPERATING CASH FLOW PER CLASS A UNIT           $       4.35        $       4.35        $       5.10        $       5.09
                                               ============        ============        ============        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Most of the timber harvested from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of volume, by species, with harvesting required to be completed within contract periods of up to 24 months. In the Southeast, pulpwood timber is sold by the Partnership's customers for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of weight, with harvesting required to be completed within contract periods of up to 18 months.

The following tables summarize the sales, operating income, partnership income, and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                       Three Months                       Nine Months
                                                    Ended September 30,                Ended September 30,
                                                    -------------------                -------------------
                                                   1995             1994             1995             1994
                                                ---------        ---------        ---------        ---------
TIMBER SALES
        Northwest                               $  14,670        $  21,913        $  64,069        $  85,901
        Southeast                                  10,044           16,467           43,511           39,189
                                                ---------        ---------        ---------        ---------
                                                   24,714           38,380          107,580          125,090
                                                ---------        ---------        ---------        ---------
TIMBERLAND SALES

        Northwest                                    --               --               --                291
        Southeast                                   1,315              185            3,869              402
                                                ---------        ---------        ---------        ---------
                                                    1,315              185            3,869              693
                                                ---------        ---------        ---------        ---------

TOTAL SALES                                     $  26,029        $  38,565        $ 111,449        $ 125,783
                                                =========        =========        =========        =========

OPERATING INCOME
        Northwest                               $   9,382        $  17,196        $  49,185        $  71,335
        Southeast                                   9,154           13,746           38,173           31,062
        Corporate and other                          (458)            (463)          (1,382)          (1,424)
                                                ---------        ---------        ---------        ---------
                                                $  18,078        $  30,479        $  85,976        $ 100,973
                                                =========        =========        =========        =========

PARTNERSHIP INCOME                              $  15,645        $  28,013        $  78,987        $  94,322
                                                =========        =========        =========        =========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
        Stumpage (thousands of MBF)                  10.6             26.0             79.0            104.8
        Delivered logs (thousands of MBF)            15.8             13.1             35.9             38.4
                                                ---------        ---------        ---------        ---------
                                                     26.4             39.1            114.9            143.2
                                                =========        =========        =========        =========

Southeast harvest volumes
        Pine (thousands of tons)                    303.4            616.9          1,304.5          1,467.5
        Hardwoods (thousands of tons)                72.5             74.6            163.8            125.2
                                                ---------        ---------        ---------        ---------
                                                    375.9            691.5          1,468.3          1,592.7
                                                =========        =========        =========        =========

Sales for the nine months ended September 30, 1995 were $111.4 million, which was $14.3 million, or 11 percent, lower than the first nine months of 1994. Timber sales were $107.6 million, down $17.5 million, or 14 percent, from the comparable 1994 period. Timberland sales were $3.9 million, up $3.2 million from 1994.

Partnership income for the first nine months was $79.0 million or $4.16 per Class A Unit, which was $15.3 million, or 75 cents per Class A Unit, lower than 1994 results. Operating cash flow allocable to each Class A Unit was $4.35, down 75 cents per Class A Unit.

In the Northwest region, 1995 volume and prices were lower than the prior year. Continued weakness in export log markets has resulted in declining contract prices and has caused customers to delay harvesting on existing contracts. For the nine month period ended September 30, 1995 combined stumpage and delivered log volume and prices declined approximately 20 percent and 6 percent, respectively. As a result, sales for the Northwest region declined $22.1 million, or 26 percent to $64.1 million while operating income for the region decreased $22.2 million, or 31 percent, to $49.2 million.

Sales in the Southeast region for the first nine months of 1995 increased $7.8 million, or 20 percent, to $47.4 million and operating income increased $7.1 million, or 23 percent, to $38.2 million. Increased demand from the pulp and paper industry has resulted in improved stumpage prices in the Southeast, with pine prices rising 23 percent from 1994. Operating results in 1995 were also favorably impacted by increased timberland sales of $3.5 million. However, pine harvest volume declined approximately 11 percent as customers delayed harvesting Partnership timber due to seasonal weather conditions.

Operating costs and expenses for the first nine months of 1995 were $27.6 million, up $0.5 million from 1994. The increase was primarily due to higher costs associated with the rise in Southeast timberland sales and additional logging costs in the Northwest region resulting from increased contract logging activities. The increase in costs and expenses was partially offset by lower depletion costs resulting from reduced harvest volumes in both regions.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, rose $1.0 million to $3.5 million in 1995 due to higher interest rates partially offset by a lower average balance of investment notes of Rayonier. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.5 million to $9.7 million.

Third quarter 1995 Partnership income of $15.6 million, or 88 cents per Class A Unit, was $12.4 million, or 60 cents per Class A Unit, below the 1994 third quarter. Operating cash flow allocable to each Class A Unit was 93 cents, down 64 cents per Class A Unit from last year. Sales for the quarter were $26.0 million, $12.5 million lower than last year's third quarter.

In the Northwest region, third quarter harvest volume was approximately 32 percent lower than the prior year third quarter as customers delayed harvesting timber under contract due to weak export log markets. Stumpage prices were approximately 13 percent lower than the prior year third quarter, while overall pricing, including the sale of delivered logs was approximately 1 percent lower than the prior year. As a result, third quarter sales fell $7.2 million to $14.7 million and operating income fell $7.8 million to $9.4 million.

In the Southeast region, third quarter sales decreased $5.3 million to $11.4 million and operating income decreased $4.6 million to $9.2 million reflecting lower harvest volume partially offset by higher prices. Dry weather in the Southeast led to improved logging conditions increasing the overall timber supply in the region. As a result, customers delayed harvesting on typically drier, higher-priced Partnership timber tracts.

FUTURE OPERATIONS

The harvest level for the first nine months of 1995 in the Northwest and in the Southeast represented approximately 65 percent and 74 percent, respectively, of the current projection of their 1995 harvests. As of September 30, 1994, the harvest levels in the Northwest and in the Southeast were 74 percent and 78 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, not all volume currently under contract is expected to be fully cut within this fiscal year. As of September 30, 1995, volume representing approximately 116 percent of the projected 1995 harvest of stumpage and pine was cut or committed under contract. Prices on uncut volume under contract are approximately 2 percent lower than those realized during the first nine months of 1995 in both the Northwest and Southeast regions. As of September 30, 1994, 111 percent of the final 1994 harvest was cut or committed.

At September 30, 1995, Rayonier held contracts representing approximately 2 percent and 10 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 35 percent of the uncut volume under contract in the Northwest. Two additional customers held contracts representing approximately 15 percent and 10 percent, respectively, of the uncut Northwest volume under contract. These five customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of September 30, 1995, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $31.6 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can call the investment notes at any time to fund Partnership working capital requirements, capital expenditures, and reserves.

The Secondary Account of the Partnership had total outstanding debt of $160.4 million at September 30, 1995 including long-term notes payable to Rayonier of $159.7 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. Capital expenditures for the nine months ended September 30, 1995 and 1994 were $10.3 million and $9.6 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On September 30, 1995 and 1994, the Partnership made quarterly distributions of $31.6 million ($1.58 per Unit) and $26.0 million ($1.30 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.7 million and $1.4 million also were made to Class B unitholders and to the General Partners in the third quarter of 1995 and 1994, respectively.

On October 20, 1995 the Board of Directors of Rayonier Forest Resources Company announced a fourth quarter distribution of $1.58 per Class A Unit. The distribution will be paid on December 29, 1995 to unitholders of record on November 30, 1995. When the Board announced the first quarter 1995 distribution of $1.90, it indicated it expected that subsequent quarters' distributions in 1995 would be less. Distributions are intended to approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third, and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. The Board indicated that it would continue to maintain a minimum of cash in working capital to be distributed following the end of the Initial Term.

WHEN THE INITIAL TERM ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT THERE WILL NOT BE ANY REDEMPTION OF THE PARTNERS' CAPITAL ACCOUNTS. THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES, AND CASH FLOWS WILL THEN DECREASE FROM 95 PERCENT TO 4 PERCENT. DISTRIBUTIONS TO UNITHOLDERS WILL THEN BE SUBSTANTIALLY LIMITED FOR SEVERAL YEARS AS A RESULT OF THE REPAYMENT OF SECONDARY ACCOUNT DEBT THAT WILL MATURE ON JANUARY 1, 2001. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BEGIN TO DECLINE SUBSTANTIALLY SOMETIME PRIOR TO DECEMBER 31, 2000.

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

November 13, 1995

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