Form 10-K405
period 1995-12-31
RAYONIER TIMBERLANDS LP
filed 1996-03-22
CIK 778439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 1 0 - K

(Mark One)

    ( x ) Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [Fee Required] For the year ended December 31,
          1995

                                      or

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

                          (Principal Executive Office)

                        Telephone Number: (203) 348-7000

           Securities registered pursuant to Section 12(b) of the Act:

   Class A Depositary Units . . . . Registered on the New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (x)

The aggregate market value of the Class A Units held by non-affiliates of the Registrant as of March 11, 1996 was approximately $130,928,000. (For the purposes of determining the above stated amount only, all directors and officers of the Special General Partner and the Managing General Partner of the Registrant are presumed to be affiliates.)

                                TABLE OF CONTENTS

         ITEM                                                                                  PAGE

                                                          PART I

             1.   Business                                                                     1
             2.   Properties                                                                   10
             3.   Legal Proceedings                                                            10
             4.   Submission of Matters to a Vote of Security Holders                          10


                                                          PART II

             5.   Market for the Registrant's Common Equity and Related
                     Stockholder Matters                                                       11
             6.   Selected Financial Data                                                      11
             7.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 13
             8.   Financial Statements and Supplementary Data                                  16
             9.   Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                                  16

                                                         PART III

           10.    Directors and Executive Officers of the Registrant                           17
           11.    Executive Compensation                                                       19
           12.    Security Ownership of Certain Beneficial Owners and Management               19
           13.    Certain Relationships and Related Transactions                               19


                                                          PART IV

           14.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                                               19

                          INDEX TO FINANCIAL STATEMENTS

         Report of Management                                     F-1

         Report of Independent Public Accountants                 F-2

         Statements of Income for the Three Years
           Ended December 31, 1995                                F-3

         Balance Sheets as of December 31, 1995 and 1994          F-4

         Statements of Cash Flows for the Three Years
           Ended December 31, 1995                                F-5

         Statements of Partners' Capital for the Three Years
           Ended December 31, 1995                                F-6

         Notes to Financial Statements                            F-7 - F-15








                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable, the required matter is not present, the amounts are insignificant or immaterial, or the information has been otherwise supplied in the financial statements or the notes thereto.

         Signatures                                               A

         Exhibit Index                                            B - C

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Rayonier Timberlands, L.P. (the Partnership or RTLP) is a Delaware limited partnership formed by Rayonier Inc. (Rayonier) in October 1985 to succeed to substantially all of Rayonier's U.S. timberlands business. Rayonier Forest Resources Company (RFR or Managing General Partner), a wholly owned subsidiary of Rayonier formed in September 1985, is the Managing General Partner of the Partnership and Rayonier is the Special General Partner.

   On November 19, 1985, Rayonier contributed approximately 1.19 million acres of its timberlands owned in fee or held under long-term leases (the Timberlands) to the Partnership in exchange for 20,000,000 Class A Depositary Units (Class A Units) representing Class A limited partners' interests in the Partnership and 20,000,000 Class B Depositary Units (Class B Units) representing Class B limited partners' interests in the Partnership. Also on such date, in a registered public offering, Rayonier offered and sold 5,060,000 Class A Units. Therefore, at all times after such date to and including December 31, 1995, Rayonier has held 74.7 percent of the Partnership's issued and outstanding Class A Units and 100 percent of the Partnership's issued and outstanding Class B Units.

DESCRIPTION OF BUSINESS

The Partnership is engaged in the timberlands business, which includes forestry management, reforestation, timber thinning and the marketing and sale of standing timber and logs from the Timberlands. The Partnership will occasionally purchase, for short term resale, standing timber from third parties. The Partnership's business plan is to operate the Timberlands for sustained long-term harvest and to satisfy the Partnership's need to generate regular cash flow to fund its cash distribution policy, as determined from time to time by the Managing General Partner's Board of Directors.

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

   The Partnership negotiates and contracts for the sale of standing timber (stumpage) at fixed prices with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20 percent deposit and/or performance bond and generally have a 12- to 24- month life. The Partnership conducts, or contracts for third parties to conduct, harvesting operations and sells the logs harvested if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional Units or other consideration.

   Partnership sales to Rayonier for use in Rayonier's specialty pulp products and timber and wood products businesses, although significantly less than 50 percent of total Partnership sales, are an important contributor to Partnership results. See Timber Markets and Sales; Affiliated Party Transaction for further information. Copies of Rayonier's Annual Report and Form 10-K (without exhibits) as filed with the Securities and Exchange Commission are available without charge, upon request from the Corporate Secretary, Rayonier Inc., 1177 Summer Street, Stamford, CT 06905-5529. Telephone: 203-348-7000.

   Sales to Rayonier were 17 percent, 13 percent and 17 percent of total timber sales in 1995, 1994 and 1993, respectively. Three customers under common ownership (not affiliated with the Partnership) accounted for approximately 10 percent, 18 percent and 15 percent of total timber sales in 1995, 1994 and 1993, respectively. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

   The Partnership and the Operating Partnership have no officers, directors or employees; in addition, RFR has no employees. Officers of RFR and officers and employees of Rayonier perform all management functions for the Partnership. As of December 31, 1995, Rayonier had approximately 2,900 employees of which approximately 165 are active in its U.S. Timberlands Management Business.

FORESTRY OPERATIONS

The Partnership's forest management operations and harvesting schedules are based on biological information, environmental issues and other data concerning species, site index, classification of soils, estimates of timber inventory and the types, size and age classification of the timber base. From this information, the Partnership routinely refines its long-term harvest schedule based on existing and anticipated economic and market conditions, with a view toward maximizing the value of its timber and timberland assets.

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

   The timing of harvest of merchantable timber depends in part on the maturing cycles of timber and on economic conditions. Timber on the Partnership's 369,000 acres of timberlands in the state of Washington (the Northwestern Timberlands) consists predominantly of conifer species, is currently thinned at approximately 15 years of age and is harvested after attaining approximately 45-50 years of age. The Partnership's long-standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year to approximately 150 to 160 million board feet per year.

   Timber on the Partnership's 784,000 acres of timberland in Georgia, Florida and South Carolina (the Southeastern Timberlands) typically has a shorter maturity cycle than timber in the Northwestern United States. Pine plantations in the Southeastern Timberlands are harvested after they reach approximately 20-25 years of age. Due to intensive forest and land management as well as silvicultural investment, pine volume per acre available for harvest on the Southeastern Timberlands is expected to increase approximately 2 percent annually. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. By the year 2000, the annual pine harvest rate in this region is now expected to be nearly 12 percent greater than the 1995 harvest.

   See Federal and State Regulation for a description of issues that may impact Partnership's timber harvest rates.

DESCRIPTION OF TIMBERLANDS

The Timberlands consist of approximately 1.15 million acres, as of December 31, 1995, located in the state of Washington, primarily on the Olympic Peninsula, and in Georgia, Florida, and South Carolina. Approximately 1.02 million acres are owned in fee, while approximately 130,000 acres are held under long-term lease. Each of these regions contains tracts of timber located within the operating radius of a number of pulp and paper mills, sawmills, plywood mills and wood treating plants.

   ACREAGE. The following table sets forth, as of December 31, 1995, the location and type of ownership that the Partnership has with respect to the Timberlands.

                                                         HELD UNDER
                                             OWNED       LONG-TERM
                                             IN FEE       LEASE(1)         TOTAL
                                                    (Thousands of acres)

Northwestern Timberlands
    Olympic Peninsula of Washington            369           --              369
                                             -----          -----          -----
Southeastern Timberlands
    Georgia                                    489             47            536
    Florida                                    164             83            247
    South Carolina                               1           --                1
                                             -----          -----          -----
        Total Southeastern                     654            130            784
                                             -----          -----          -----

Total Timberlands                            1,023            130          1,153
                                             =====          =====          =====

-----------------
1 The long-term leases permit the Partnership as lessee to manage and harvest timberlands throughout the term of the lease. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. The remaining portions of the initial terms of these leases averaged 21 years as of December 31, 1995. Annual rentals are paid to the lessor and, in some cases, the leases provide for payment of a percentage of stumpage values to the lessor as timber is cut. In addition, the leases impose certain duties on the lessee regarding management and reforestation of the leased acres. In general, leased acreage has less value than the same acreage would have if owned in fee because of the obligations imposed upon the lessee under the terms of the lease.

   TIMBER INVENTORY. The Timberlands owned in fee or held under long-term leases include, as of December 31, 1995, total estimated merchantable timber inventory of approximately 10.5 million cunits of wood, of which approximately 79 percent is softwood. See Glossary of Forestry Terms - Merchantable Timber. A cunit represents 100 cubic feet of fiber and is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. The following table sets forth the estimated volumes of merchantable timber on the Timberlands by location and type, as of December 31, 1995.

                               ESTIMATED MERCHANTABLE TIMBER INVENTORY(1)
                               ------------------------------------------
          REGION                 SOFTWOOD        HARDWOOD         TOTAL
          ------                 --------        --------         -----

                                          (Thousands of cunits)

Northwestern Timberlands           4,931             462           5,393
Southeastern Timberlands           3,404           1,723           5,127
                                  ------          ------          ------
Total                              8,335           2,185          10,520
                                  ======          ======          ======

-------------
1 The merchantable timber inventory volumes represent estimates by the Partnership for management purposes based on its continuing inventory system, which involves periodic statistical sampling of the Timberlands, with updating adjustments made on the basis of growth estimates and harvest information. It is not a reflection of the amount of timber that will be available to cut in any specific period of time as future growth is not predicted. See Forestry Operations.

   THE NORTHWESTERN TIMBERLANDS. The Northwestern Timberlands are located in Washington, primarily on the Olympic Peninsula. All of these Timberlands are owned in fee. The Northwestern Timberlands include approximately 314,000 acres of conifer (softwood) stands, approximately 73 percent of which is stocked with hemlock and the remainder of which is stocked with Douglas fir, western red cedar and white fir. The Northwestern Timberlands also include approximately 18,000 acres of hardwood timber stands consisting principally of alder and maple, with lesser amounts of conifers. The remaining 37,000 acres are classified as non-forest lands.

   Rain, site and soil conditions typically cause softwood timber in the Northwest, particularly hemlock, to maintain a relatively high growth rate for a longer period of time in comparison with softwood timber in other parts of the United States, resulting in longer rotation cycles. Site indices for conifer lands in the Northwestern United States generally range from 90 to 145, and average approximately 105. The site indices of the conifer lands in the Northwestern Timberlands also range from 90 to 145 and average approximately 110.

   The Northwestern Timberlands are near ocean ports and are well-positioned to serve the Pacific Rim export market. Approximately 70 percent of the timber sold from the Northwestern Timberlands has been of export quality. Rayonier operates a pulp mill at Port Angeles, Washington. There are also eight pulp and paper mills and numerous sawmills, plywood plants and other wood converting facilities in the region.

   THE SOUTHEASTERN TIMBERLANDS. The Southeastern Timberlands are located in Georgia, Florida and South Carolina and include approximately 654,000 acres of timberlands owned in fee and approximately 130,000 acres held under long-term leases. The Southeastern Timberlands include approximately 505,000 acres of pine (softwood) lands, approximately 264,000 acres of hardwood lands and approximately 15,000 non-forest acres.

   The predominant pine species are loblolly and slash. Site indices for pine lands in the Southeastern United States generally range from 55 to 65 and average approximately 60. The pine lands included in the Southeastern Timberlands have an average site index of 60. Hardwood lands included in the Southeastern Timberlands are principally bottomlands. Principal hardwood species are red oak, sweet gum, black gum, red maple, cypress and green ash.

   The Southeastern region is generally recognized as being the most competitive timberlands area in the United States. There are 19 pulp and paper mills and numerous sawmills, plywood plants and treating plants for poles and pilings located in the area of the Southeastern Timberlands. Rayonier operates two sawmills and two pulp mills in this region.

STUMPAGE PRICES AND INDUSTRY CONDITIONS

Stumpage prices vary depending on the market for end-use products that rely on timber and wood fiber as raw materials. Stumpage values tend to be higher for larger diameter trees because of higher-value end uses. Larger diameter trees are used as sawtimber, which is processed into lumber, plywood and poles, while smaller diameter trees are used as pulpwood for the manufacture of paper and pulp. International as well as domestic supply and demand forces (including the value of the U.S. dollar in foreign exchange markets) also affect regional stumpage prices in the U.S. Local stumpage prices are dependent upon factors such as geographic location of the property, proximity to a mill or export facility, logging conditions, accessibility of the timber, size and quality of the timber, species composition of the stand and timber volume per acre.

   The Northwest and the Southeast represent major timber growing regions of the United States. In both areas, timber markets are very competitive, but each region has different types of timber, markets and competitive factors.

   See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Future Operations for further information.

COMPETITION

The Partnership's timberlands are located in two major timber growing regions of the United States (the Southeast and the Northwest) where timber markets are fragmented and very competitive. In the Northwest, stumpage sold by John Hancock Mutual Life Insurance Co. and from Washington state-owned public forests is the most significant competition. In both the Northwest and Southeast, smaller forest products companies and private land owners compete with the Partnership. Price is the principal method of competition in this market.

TIMBER MARKETS AND SALES; AFFILIATED PARTY TRANSACTIONS

The Partnership sells timber provided by the Timberlands to Rayonier and to unaffiliated domestic purchasers. See Stumpage Prices and Industry Conditions for a discussion of end-use markets for the Partnership's timber.

   Since the inception of the Partnership, 32 percent of its timber sales in the Northwest and 14 percent of its timber sales in the Southeast have been to Rayonier. The following table shows the volumes of timber sold by the Partnership to Rayonier for the three years ended December 31, 1995. It also shows the volumes of timber on the Timberlands that were sold to unaffiliated purchasers for the periods indicated.

                   TIMBER SOLD BY THE PARTNERSHIP TO RAYONIER
                      AND SALES TO UNAFFILIATED PURCHASERS

                                    (Cunits)

                                            Year Ended December 31
                          1995                       1994                       1993
                -----------------------     ----------------------     ------------------------
                 Timber      Sales to        Timber     Sales to        Timber       Sales to
                 Sold to   Unaffiliated     Sold to   Unaffiliated      Sold to    Unaffiliated
                Rayonier    Purchasers      Rayonier   Purchasers      Rayonier     Purchasers
                --------    ----------      --------   ----------      --------     ----------
Northwest        72,280       327,987        83,752       363,471        63,731       264,937
Southeast        64,694       474,039        29,057       505,320        63,869       434,613
                -------       -------       -------       -------       -------       -------

Total           136,974       802,026       112,809       868,791       127,600       699,550
                =======       =======       =======       =======       =======       =======

   Rayonier continues to rely on the Timberlands as one of its sources of timber for its pulp mills, its sawmill facilities and its log trading business. For example, although Rayonier directly purchased only 12 percent of the Partnership's 1995 Southeast harvest volume, the Partnership estimates that an additional 10 percent of its pulpwood timber sold in the Southeast in 1995 was purchased by Rayonier on the open market from Partnership customers. See Conflicts of Interest. Any shutdowns of plants or curtailments of sales by customers for Partnership timber, including Rayonier, could adversely affect future volumes of timber sales by the Partnership or the prices at which such sales are made.

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

   The Partnership develops an annual sales plan identifying the specific tracts to be sold and the specific tracts to be harvested by the Partnership. The Partnership's strategy is to award stumpage sales contracts during those periods of the year (typically the first and fourth quarters) in which it expects to receive the best prices. However, under certain market conditions, the Partnership will reduce the number of stumpage sales placed for bid at any one time. In the Northwest, the Partnership has also increased its sale of logs from stepped up commercial thinning activities as well as from Company harvesting operations on tracts that are environmentally sensitive.

   Before the Partnership offers a tract for sale, it determines whether the highest price is likely to be achieved through public bid or direct negotiation. The Partnership considers such factors as timber quality, unusual logging conditions, number of potential bidders and general market activity. In 1995, approximately 96 percent in the Northwest and 82 percent in the Southeast of all contracts entered into by the Partnership were awarded through public bid; when Rayonier submits a bid, it is treated no differently than bids from unaffiliated parties. Occasionally, tract and market circumstances favor a negotiated sale to a target buyer. Of the contracts awarded through direct negotiation in 1995, approximately 3 percent in the Northwest and 2 percent in the Southeast were purchased by Rayonier.

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

   The Partnership's contracts, whether with Rayonier or with unaffiliated purchasers, generally provide for payment of a fixed price per unit (by species and volume in the Northwest and by weight in the Southeast), cutting over periods of up to

24 months in the Northwest and up to 18 months in the Southeast, an initial deposit and utilization standards that the buyer must satisfy when cutting and removing timber from the property. The Partnership's contracts with unaffiliated purchasers may require a performance bond from the buyer, whereas the Partnership does not require such a bond from Rayonier. All contracts between Rayonier and the Partnership are subject to review by the Conflicts Committee established by RFR's Board of Directors. See Conflicts of Interest.

   See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for information as to timber sales contracts in effect at December 31, 1995.

CONFLICTS OF INTEREST

Conflicts of interest can arise in selecting, pricing and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, comprising non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

ENVIRONMENTAL PROTECTION

Managing the Timberlands in order to protect the environment is a continuing concern of the Partnership. The Partnership expends considerable efforts to comply with regulatory requirements for reforestation, protection of streams and wildlife habitat, use of pesticides and minimization of stream sedimentation and soil erosion. From time to time the Partnership volunteers to, or may be required to, clean up certain dump sites created by the general public. The Partnership also participates in cooperative projects with environmental agencies, such as a program with the Georgia Department of Natural Resources to monitor hairy rattleweed, a threatened species, and another effort with the U.S. Fish and Wildlife Service to develop an information base on whether Bartram's ixia constitutes an endangered species. See Federal and State Regulation.

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

   Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past five years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

   The Partnership's operations are subject to laws restricting or regulating to some extent development and/or logging activity near coastal shorelines. In addition, land located in areas exposed to flood hazard is subject to regulations specify-ing acceptable types of development. The federal government regulates the use of "wetlands" pursuant to the Clean Water Act, the Rivers and Harbors Act and the Federal Water Pollution Control Act. The Timberlands include property designated as wetlands, and the Partnership is subject to permit procedures imposed by both federal and state agencies in connection with any logging or developmental activity on such land. In addition, activity is regulated on lands adjacent to scenic rivers designated under federal and state Wild and Scenic Rivers Acts. Reforestation by independent contractor crews is regulated by the federal Migrant and Seasonal Worker Protection Act, which imposes upon the landowner the burden of insuring to the federal government regulatory compliance by the contractor.

   Portions of the Timberlands are located within or adjacent to National Forests. Access to such parcels may be obtained generally through road-use permits subject to the terms and conditions of applicable regulations. Access across Forest Service land may be restricted where habitat of threatened or endangered species is involved.

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

   The Partnership is complying and intends to comply with these federal and state laws regulating its use of the Timberlands and does not expect them as currently enacted to be materially burdensome. There can be no assurance, however, that future legislative, regulatory or judicial decisions would not adversely affect the Partnership or its ability to harvest the Timberlands in the manner otherwise contemplated. In particular, although recently imposed restrictions on the export of logs from the Northwest have only affected state lands, political pressure to restrict log exports from the Northwest continues. If, in the future, restrictions should be imposed on the export of logs from private lands, the revenue and earnings of the Partnership could be adversely affected.

PARTNERSHIP'S TITLE; CLAIMS AND INTERESTS OF OTHERS

Rayonier transferred record title of the Timberlands, excluding any oil, gas or mineral interests, to the Partnership without warranty. The Partnership's title to the Timberlands is subject to presently existing easements, rights of way, flowage rights, servitudes, cemeteries, camp sites, hunting and other leases, licenses, permits, undertakings and any other existing encumbrances or title defects. Properties acquired by the Partnership in the future generally will be acquired and held of record in the Partnership's name, but Rayonier will have the right to purchase the underlying mineral interests.

   The Partnership owns only the merchantable timber rights (except for 50 trees per acre) on approximately 17,000 acres of real estate owned by Rayonier and Rayland Company, Inc., a real estate subsidiary of Rayonier.

   The state of Florida claims title to lands within Florida that were under navigable waters in 1845 when Florida became a state. Affected lands include not only those still under water but lands that are now uplands due to drainage, fill or other past activity. The Partnership does not believe that the encumbrances or defects to which its title is subject, or any possible reclamation by the state of Florida, would have a material adverse impact on the Timberlands as a whole.

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

   TERMS OF THE PARTNERSHIP AGREEMENT. The Partnership Agreement provides for the Partnership to continue in existence until December 31, 2035, but that the Initial Term of the Partnership will end on December 31, 2000. At the end of the Initial Term, the Primary Account, which is used to account for revenues, expenses and cash flow for the first 15 years of the Partnership, will be closed; any Primary Account debt will be paid; working capital will be liquidated and any cash remaining will be distributed to partners. Class A unitholders will receive approximately 95 percent of these distributions, which are not expected to be significant. That percentage is the same as their interest in the Partnership through the year 2000. After that date, Class A unitholder interest in the Partnership cash flow will decline to 4 percent. Class B unitholder interest, in turn, will increase to 95 percent.

   The partners maintain their accounts throughout the life of the Partnership (to the year 2035) and there will not be any return of the partners' capital investment when the Initial Term ends. Only their respective interests in the Partnership activity will change beginning January 1, 2001. After the year 2000, it is expected that Class A Units will not retain any significant value as Class A unitholders will only have a 4 percent interest in the Partnership's revenues, expenses and cash flow. On a pro forma basis, using 1995 results as an example, cash allocable per Class A Unit would decline from $6.17 to approximately $0.22. In addition, on December 31, 2000, the Secondary Account is expected to have debt (incurred to fund long-term investment in such areas as reforestation and silvicultural activities including accrued interest) of over $350 million, more than three times 1995's net operating cash flow. In accordance with the Partnership Agreement, all Secondary Account debt must be repaid before any distribution of Partnership cash flow resumes. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS WILL DECLINE SUBSTANTIALLY AS DECEMBER 31, 2000 APPROACHES.

   DISTRIBUTIONS. The Board of Directors of the Managing General Partner determines the amount of distributions made to Class A unitholders from cash available from operations after provisions for working capital, capital expenditures, asset acquisitions and other reserves as required. With the Initial Term approaching its expiration date of December 31, 2000, the Managing General Partner has determined that such cash provisions can be kept to minimum levels. Therefore, distributions are intended to approximate actual Partnership results each year. This will be accomplished be keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary.

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

   Tax-exempt entities (including IRAs and other retirement plans) may be required to report a portion of their income from the Partnership to the Internal Revenue Service as unrelated business taxable income and pay taxes on such income.

   RIGHT OF RAYONIER TO CALL IN CLASS A UNITS. Rayonier has the option under the Partnership Agreement to call in the Class A Units at 125 percent of the then-current market price.

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

CONTROLLED BURNING: Setting fire to the forest floor to reduce the accumulation of logging debris, dead and fallen timber, weeds and underbrush that pose a wildfire hazard or compete with the trees for water and nutrients.

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

PLANTATION: A timber stand established by planting seedlings after the land has been prepared. Trees in a plantation are of the same age and size, which tends to simplify harvesting.

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

PULPWOOD: Wood used to produce pulp in the manufacture of paper and other cellulose products; normally cut from trees that are approximately five to eight inches D.B.H., or trees over eight inches D.B.H. that are either too small, of inferior quality, or the wrong species to be used in the manufacture of lumber or plywood.

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

SOFTWOODS: Coniferous trees, usually evergreen and having needles or scale-like leaves, such as Douglas fir, white pine, spruce and loblolly pine. In the Pacific Northwest, softwood timber is commonly referred to as conifer.

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

SUSTAINED YIELD: A method of forest management that implies a balance over time between net growth and harvest.

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

See Item 1 - Business.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                                                        Class A Units - Market Price
                                               ------------------------------------------------
                                                        1995                      1994
                                               ----------------------       -------------------
           QUARTER ENDED                        High            Low         High           Low
           -------------                       ------          ------       ------       ------
            March 31                           $38.25          $32.13       $40.00       $27.63
            June 30                             35.63           33.00        37.00        31.75
            September 30                        36.00           33.25        38.25        34.38
            December 31                         35.88           24.88        38.13        34.63

   The above table reflects the range of market prices of RTLP Class A Units as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol LOG.

   During the two-month period ended February 29, 1996, the high and low market prices of RTLP Class A Units were $30.25 and $26.25, respectively.

                                                                  Class A Units - Distributions
                                                               ---------------------------------
            QUARTER ENDED                                        1995                      1994
            -------------                                      --------                   ------
            March 31                                            $1.90                     $5.30(A)
            June 30                                              1.58                      1.30
            September 30                                         1.58                      1.30
            December 31                                          1.58                      1.30

           (A) Includes a $4.00 per Class A Unit special distribution paid on March 31, 1994.

   On February 16, 1996, the Board of Directors of RFR declared a first quarter 1996 distribution of $1.43 per Class A Unit payable on March 29, 1996 to unitholders of record on February 29, 1996. In keeping with the Board's previously announced distribution policy, this distribution, when added to the distributions previously paid in the second, third and fourth quarters of 1995, makes the total of those four quarterly distributions equal to $6.17, the Partnership's cash flow per Class A Unit for 1995. In announcing the first quarter distribution, the Board indicated that Partnership results for 1996 are not expected to be as strong as 1995. Accordingly, distributions paid in the second, third and fourth quarters of 1996 and the first quarter of 1997, which will be based on cash flow per Class A Unit for 1996, are expected to total less than $6.17. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flow.

   As of February 29, 1996, there were approximately 2,400 unitholders of record of Class A Units.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial information set forth below is derived from the financial statements of Rayonier Timberlands, L.P. Such selected historical financial information should be read in conjunction with such financial statements and notes thereto appearing elsewhere herein.

                                                                 For The Year Ended
                                             ----------------------------------------------------------
                                              1995         1994         1993         1992         1991
                                             ------       ------       ------       ------       ------
CONSOLIDATED OPERATING DATA
(thousands of cunits1)
Timber sold to Rayonier                       137.0        112.8        127.6        145.3        253.3
Timber sold to unaffiliated purchasers        802.0        868.8        699.6        779.9        700.9
                                             ------       ------       ------       ------       ------
Timber sales volume                           939.0        981.6        827.2        925.2        954.2
                                             ======       ======       ======       ======       ======

                                                                       For The Year Ended
                                        --------------------------------------------------------------------------
                                            1995           1994              1993           1992           1991
                                        -----------    -----------       -----------    -----------    -----------
REGIONAL OPERATING DATA
Northwest(2)
   Timber sales
      (thousands of dollars)            $    95,168    $   114,970       $    70,625    $    64,998    $    55,188
                                        ===========    ===========       ===========    ===========    ===========
   Stumpage (thousands of MBF)                117.1          140.8             108.8          168.8          164.7
   Delivered logs
      (thousands of MBF)                       56.9           53.6              34.1           26.6           21.8
                                        -----------    -----------       -----------    -----------    -----------
      Total Northwest                         174.0          194.4             142.9          195.4          186.5
                                        ===========    ===========       ===========    ===========    ===========
Southeast(3)
   Timber sales
      (thousands of dollars)            $    58,929       $50,231        $    44,312    $    33,645    $    36,016
                                        ===========    ===========       ===========    ===========    ===========
   Pine (thousands of tons)                 1,779.5        1,875.9           1,719.0        1,608.4        1,851.7
   Hardwood
      (thousands of tons)                     267.7          154.7             175.2          199.6          144.1
                                        -----------    -----------       -----------    -----------    -----------
      Total Southeast                       2,047.2        2,030.6           1,894.2        1,808.0        1,995.8
                                        ===========    ===========       ===========    ===========    ===========

INCOME DATA
   (thousands of dollars)
Total sales                             $   160,268    $   166,521       $   116,047    $   116,395    $   101,223
Total expenses, net                          46,806         43,602            33,821         30,809         28,176
Partnership income                          113,462        122,919            82,226         85,586         73,047
CLASS A UNIT DATA (dollars)
Income per publicly traded
   Class A Unit(4)                      $      5.91    $      6.41       $      4.45    $      4.49    $      3.93
Operating cash flow
   allocable to a publicly
   traded Class A Unit(4)                      6.17           6.64              4.66           4.72           4.22
Cash distributions(5)                          6.64           9.20              4.60           3.60           3.60

ASSET, LIABILITY AND CAPITAL DATA
   (thousands of dollars)
Timber, timberlands and
   logging roads, net                   $   276,094    $   270,656       $   265,769    $   259,958    $   255,123
Total assets                                336,480        337,814           387,457        377,413        347,783
Total liabilities                           183,769        158,776           137,651        113,950         95,835
Total indebtedness                          167,045        144,593           121,831         99,354         81,460
Partners' capital                           152,711        179,038           249,806        263,463        251,948

1 The consolidated harvest activity is expressed in cunits, a unit of measure for standing timber equal to 100 cubic feet of solid wood. A cunit is the customary common unit of measure that is used to consolidate regional information based on local commercial measurements such as thousand board feet (MBF) or tons. A cunit equals approximately .43 MBF or 3.8 tons.

2 The Northwestern Timberlands are in the state of Washington and consist of approximately 369,000 acres owned in fee, and contain approximately 2.3 million MBF of wood, approximately 91 percent of which is softwood.

3 The Southeastern Timberlands are in the states of Georgia, Florida and South Carolina and consist of approximately 784,000 acres owned in fee or held under long-term leases, and contain approximately 19.5 million tons of wood, approximately 66 percent of which is pine.

4 See Note 10 and Note 11 of the accompanying Notes to Financial Statements for the calculations of Income per publicly traded Class A Unit and Operating cash flow allocable to a publicly traded Class A Unit. Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance.

5 Cash distributions in 1994 include a $4.00 per Class A Unit special distribution paid on March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Most of the timber harvested from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of volume or weight, by species, with harvesting required to be completed within contract periods of up to 24 months. In the Southeast, pulpwood timber is sold by the Partnership's customers for the production of pulp and paper with sawlog timber sold to lumber and plywood manufacturers. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of weight, with harvesting required to be completed within contract periods of up to 18 months.

   The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                       Years Ended December 31
                                             -------------------------------------------
                                               1995             1994             1993
                                             ---------        ---------        ---------
TIMBER SALES
     Northwest                               $  95,168        $ 114,970        $  70,625
     Southeast                                  58,929           50,231           44,312
                                             ---------        ---------        ---------
                                               154,097          165,201          114,937
                                             ---------        ---------        ---------

TIMBERLAND SALES
     Northwest                                    --                291              109
     Southeast                                   6,171            1,029            1,001
                                             ---------        ---------        ---------
                                                 6,171            1,320            1,110
                                             ---------        ---------        ---------

TOTAL SALES                                  $ 160,268        $ 166,521        $ 116,047
                                             =========        =========        =========

OPERATING INCOME

     Northwest                               $  73,393        $  94,576        $  56,249
     Southeast                                  51,693           39,157           33,457
     Corporate and other                        (1,778)          (1,724)          (2,308)
                                             ---------        ---------        ---------
                                             $ 123,308        $ 132,009        $  87,398
                                             =========        =========        =========

PARTNERSHIP INCOME                           $ 113,462        $ 122,919        $  82,226
                                             =========        =========        =========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
     Stumpage (thousands of MBF)                 117.1            140.8            108.8
     Delivered logs (thousands of MBF)            56.9             53.6             34.1
                                             ---------        ---------        ---------
                                                 174.0            194.4            142.9
                                             =========        =========        =========
Southeast harvest volumes
     Pine (thousands of tons)                  1,779.5          1,875.9          1,719.0
     Hardwood (thousands of tons)                267.7            154.7            175.2
                                             ---------        ---------        ---------
                                               2,047.2          2,030.6          1,894.2
                                             =========        =========        =========

   Timber and timberland sales in 1995 of $160.3 million were $6.3 million, or 4 percent, lower than 1994 sales due to weak export markets. Partnership income decreased $9.5 million, or 50 cents per Class A Unit, from the prior year. Sales in 1994 of $166.5 million increased $50.5 million from 1993 due to carryover volume from 1993 and partnership income of $122.9 million increased $40.7 million, or 49 percent, from 1993.

   Timber harvest sales in 1995 of $154.1 million represented a decrease of $11.1 million, or 7 percent, from 1994, following a 44 percent increase in 1994. The decline in sales in 1995 reflected weak North American export log markets that resulted in a decline in contract prices and caused customers to delay harvesting timber under contract in the Partnership's Northwest region. Higher 1994 sales resulted from higher stumpage volume and improved prices in the Northwest region as Partnership customers carried over 1993 timber sales contracts into the first quarter of 1994.

   In 1995, timber sales to Rayonier represented 17 percent of total timber sales compared to 13 percent and 17 percent in 1994 and 1993, respectively. Timber sales to three customers under common ownership (not affiliated with the Partnership) accounted for approximately 10 percent, 18 percent and 15 percent of total timber sales in 1995, 1994 and 1993, respectively. See Note 4 of the accompanying Notes to Financial Statements for further information. Timberland sales in 1995 were $6.2 million, up $4.9 million from 1994, which, in turn, were $0.2 million above 1993 levels.

   Income per publicly traded Class A Unit was $5.91 in 1995, down 50 cents from 1994. Results in 1994 were up $1.96 from 1993. Operating cash flow allocable to Class A unitholders, after capital expenditures and certain provisions for working capital, was $123.4 million in 1995, down $9.4 million, or 47 cents per unit, from 1994. Operating cash flow in 1994 was $40.3 million, or $1.98 per unit, higher than 1993.

   In the Northwest region, full-year volume and prices were lower than the prior year. North American export log markets were generally weak throughout the year, resulting in a decline in contract prices and lower customer harvest activity. The lower volumes also reflect the Partnership's planned program to gradually reduce its harvest to long-term sustainable yield levels. See Future Operations. In 1995, the combined stumpage and delivered log volume decreased 10 percent to 174 million board feet while prices decreased 7 percent from the prior year. As a result, timber sales declined $19.8 million, or 17 percent, to $95.2 million and operating income decreased $21.2 million, or 22 percent, to $73.4 million from the prior year. Unfavorable market conditions in 1993 caused many customers to defer harvesting until 1994. As a result, the harvest level was unusually low in 1993 and unusually high in 1994, rising 36 percent to 194 million board feet. Stumpage and delivered log prices, which also benefited from the carryover of high-priced 1993 contracts, increased 20 percent over the prior year. As a result, 1994 timber sales rose 63 percent to $115.0 million and operating income rose 68 percent to $94.6 million.

   In the Southeast, timber sales for 1995 were $58.9 million, up $8.7 million, or 17 percent, from 1994 and operating income increased $12.5 million, or 32 percent, to $51.7 million. Increased demand from the pulp and paper industry for most of the year resulted in improved stumpage prices, with combined pine and hardwood prices rising 16 percent from 1994. However, overall harvest volume was relatively flat, in line with harvest planning targets, with lower pine volume offset by higher hardwood volume. Operating results in 1995 were also favorably impacted by increased timberland sales of $5.1 million. In 1994, timber sales increased $5.9 million, or 13 percent, to $50.2 million from the prior year, reflecting both stronger pricing and increased harvest volumes. Operating income rose 17 percent to $39.2 million in 1994. In 1994, the combined pine and hardwood volume increased 7 percent over the prior year to 2.0 million tons and stumpage prices increased approximately 6 percent, reflecting increased demand for high-quality sawlogs.

   Corporate and other operating income primarily includes general and administrative expenses not specifically attributable to either the Northwest or Southeast regions. During 1995, corporate expenses were $1.8 million, up $0.1 million. In 1994, corporate expenses decreased $0.6 million to $1.7 million, reflecting lower commission expenses paid to a foreign sales corporation affiliated with the Partnership's Special General Partner, Rayonier. Legislation enacted effective August 10, 1993 eliminated tax benefits related to log exports for foreign sales corporations. The Partnership's commission expense was fully allocated to Rayonier and the General Partners, and therefore the legislation did not impact the earnings or cash flows of the publicly traded Class A Units. See Note 1 of the accompanying Notes to Financial Statements for further information.

   Consistent with the historical cutting pattern, harvesting activity was more concentrated in the first half of the year, with 57 percent of the total 1995 cut of pine and stumpage completed by June 30. In 1994, harvest activity peaked in the first quarter due to the carryover of 1993 harvest volume in the Northwest and again in the third quarter due to the unusually wet weather in the Southeast. Overall, 50 percent of the full-year harvest was cut by June 30, 1994. Harvest activity in 1993 also followed the historical cutting pattern with 59 percent of the harvest completed by June 30.

   The Partnership is continuing its strategy of gradually reducing the amount of timber offered each year in the Northwest until it reaches a sustainable harvest level. See Future Operations. In the Northwest, the 1996 harvest plan projects a harvest volume approximately 3 percent lower than 1995 volume. As of December 31, 1995, contracts representing 48 percent of the projected 1996 harvest volume were outstanding. As of December 31, 1994, outstanding contracts represented 31 percent of the actual 1995 harvest volume. Three customers under common ownership (not affiliated with the Partnership) accounted for approximately 36 percent of the harvest volume under contract as of December 31, 1995. In addition, two other unaffiliated customers accounted for approximately 16 percent and 15 percent, respectively, of the uncut volume under contract at December 31, 1995. Outstanding Northwest contract prices at December 31, 1995 are 2 percent lower than the average of harvest prices realized in 1995.

     The Southeast 1996 harvest plan anticipates a volume increase of approximately 1 percent from 1995. In the Southeast, the Partnership awarded contracts for 21 percent of the 1996 harvest plan volume as of December 31, 1995. As of December 31, 1994, outstanding contracts represented 32 percent of the actual 1995 harvest volume. One customer, not affiliated with the Partnership, accounted for approximately 12 percent of the harvest volume under contract as of December 31, 1995. Average prices on uncut contracts at December 31, 1995 are approximately 1 percent lower than those realized for the 1995 actual harvest in the region.

   Operating costs and expenses in 1995 were $39.4 million, up $2.3 million from 1994. This increase was due to higher cost of timberland sold of $1.3 million, as a result of increased land sales in the Southeast region. Cost of timber sold rose $0.7 million in 1995 primarily due to additional logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities. The increase in costs and expenses was partially offset by lower depletion costs and forest excise taxes resulting from reduced harvest volume in the Northwest region. In 1994, operating costs and expenses were $37.0 million, up $6.2 million from 1993. Cost of timber sold rose $6.5 million from 1993, due to higher logging costs, forest excise taxes and road costs due to increased contract logging and higher timber sales in the Northwest. The cost of timberland sold was $0.4 million in both 1994 and 1993.

   Interest income, earned mainly from the Primary Account's investment notes of Rayonier, increased $1.2 million to $4.4 million in 1995 due to higher average interest rates but was partially offset by a lower average balance of investment notes of Rayonier. Interest expense on increased loans and advances to the Secondary Account by Rayonier rose $2.1 million to $13.1 million.

FUTURE OPERATIONS

The Partnership's harvesting plans, and therefore its earnings and cash flow, can be substantially affected by the cyclical nature of timber markets both in general and on a geographical basis. In addition, various legislative initiatives, such as major restrictions on timber clear-cutting, export restrictions on logs sourced from privately owned properties, harvest restrictions to protect threatened or endangered species and limitations on timber harvesting on wetlands could adversely affect Partnership results. Moreover, in certain economic situations, Partnership results can be adversely affected by reductions in the rate at which stumpage is harvested as well as the failure of buyers to fulfill their contractual obligations.

   The Partnership's long-standing policy has been to reach a sustainable annual harvest level in the Northwest by gradually reducing its harvest volume each year. The projected annual harvest in this region will continue to trend down toward a level of 150 to 160 million board feet per year. In the Southeast, due to intensive forest and land management as well as silvicultural investment, pine volume per acre available for harvest is expected to increase approximately 2 percent annually.

   Recent softness in the pulp and paper industry has reduced demand for the Partnership's available harvest and first quarter 1996 income and cash flow are expected to be lower than fourth quarter 1995 levels. With the Partnership's ongoing program to gradually reduce the Northwest harvest to reach long term sustainable levels, Northwest volume is expected to be down year over year. As a result of these two factors, the Partnership anticipates lower Partnership earnings and cash flows in 1996, based on current market outlook.

   Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past five years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

LIQUIDITY AND CASH FLOW

As of December 31, 1995, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.3 million. In addition, the Primary Account of the Partnership held $33.3 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership can redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves. See Note 5 of the accompanying Notes to Financial Statements for further information. At the end of the first quarter of 1994, the Partnership redeemed, or allowed to mature, $75.0 million of the short-term investment notes to fund a special distribution of $4.00 per Class A Unit, which was paid on March 31, 1994.

   The Secondary Account of the Partnership had total outstanding debt of $167.0 million at December 31, 1995, including long-term notes payable to Rayonier of $166.4 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. See Note 6 of the accompanying Notes to Financial Statements for further information.

   Capital expenditures for reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $14.7 million, $13.1 million and $13.4 million in 1995, 1994 and 1993, respectively. Capital expenditures are expected to be approximately $16.4 million in 1996. Funding of future capital requirements is expected to continue from Rayonier.

   The Partnership made distributions of $132.8 million ($6.64 per Class A Unit) in 1995; regular distributions of $104.0 million ($5.20 per Class A Unit) and a special distribution of $80.0 million ($4.00 per Class A Unit) in 1994; and $92.0 million ($4.60 per Class A Unit) in 1993 to all outstanding Class A unitholders. An additional $7.0 million in 1995, $9.7 million in 1994 and $4.8 million in 1993 was distributed in cash to Class B unitholders and to the General Partners. Recontributions of $1.0 million were made in 1993 by Rayonier and the General Partners of RTLP relating to the commission expense paid to a Rayonier affiliated foreign sales corporation.

   On February 16, 1996, the Board of Directors of RFR declared a first quarter 1996 distribution of $1.43 per Class A Unit payable on March 29, 1996 to unitholders of record on February 29, 1996. In keeping with the Board's previously announced distribution policy, this distribution, when added to the distributions previously paid in the second, third and fourth quarters of 1995, makes the total of those four quarterly distributions equal to $6.17, the Partnership's cash flow per Class A Unit for 1995. In announcing the first quarter distribution, the Board indicated that Partnership results for 1996 are not expected to be as strong as 1995. Accordingly, distributions to be paid in the second, third and fourth quarters of 1996 and the first quarter of 1997, which will be based on cash flow per Class A Unit for 1996, are expected to total less than $6.17.

   WHEN THE INITIAL TERM ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT THERE WILL NOT BE ANY REDEMPTION OF THE PARTNERS' CAPITAL ACCOUNTS. THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES AND CASH FLOWS WILL THEN DECREASE FROM 95 PERCENT TO 4 PERCENT. ON A PRO FORMA BASIS, USING 1995 RESULTS AS AN EXAMPLE, CASH ALLOCABLE PER CLASS A UNIT WOULD DECLINE FROM $6.17 TO APPROXIMATELY $0.22. IN ADDITION, THERE WILL BE SUBSTANTIAL SECONDARY ACCOUNT DEBT THAT WILL MATURE ON JANUARY 1, 2001. THIS DEBT (INCURRED TO FUND LONG-TERM INVESTMENT IN SUCH AREAS AS REFORESTATION AND SILVICULTURAL ACTIVITIES INCLUDING ACCRUED INTEREST) IS EXPECTED TO AMOUNT TO OVER $350 MILLION, MORE THAN THREE TIMES 1995'S NET OPERATING CASH FLOW. IN ACCORDANCE WITH THE PARTNERSHIP AGREEMENT, ALL SECONDARY ACCOUNT DEBT MUST BE REPAID BEFORE ANY DISTRIBUTION OF PARTNERSHIP CASH FLOW RESUMES. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BEGIN TO DECLINE SUBSTANTIALLY SOMETIME PRIOR TO DECEMBER 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page ii.

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

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                              Served as
                                                              Director of
Name                         Position with RFR                RFR Since
----                         -----------------                ---------

Ronald M. Gross              President and Director             1985

William J. Alley             Director                           1994

Macdonald Auguste            Treasurer                            --

William S. Berry             Senior Vice President                --

John B. Canning              Corporate Secretary                  --

Donald W. Griffin            Director                           1994

Kenneth P. Janette           Vice President and                   --
                             Corporate Controller

Thomas W. Keesee, Jr.(1)     Director                           1994(2)

Gerald J. Pollack            Senior Vice President and
                             Chief Financial Officer              --

DeRoy C. Thomas(1)           Director                           1994(3)


   1  Member of the Conflicts and Audit Committees of RFR's Board of Directors

   2  Served as a Director of RFR from 1985 to 1991

   3  Served as a Director of RFR from 1987 to 1991

   RONALD M. GROSS, 62, is Chairman of the Board, President and Chief Executive Officer of Rayonier. After joining Rayonier in March 1978 as President and Chief Operating Officer and a director, he was elected Chief Executive Officer in 1981 and Chairman in 1984. He has served as President of RFR since 1985. He also serves as a director of Lukens Inc. and The Pittston Company.

   WILLIAM J. ALLEY, 66, is a Director and member of the Executive Committee of American Brands, Inc. (global consumer products holding company). He has been a director of American Brands since 1979 and was Chairman of the Board and Chief Executive Officer of that corporation from 1987 to 1994. He is also a director of Rayonier, CIPSCO Incorporated, Central Illinois Public Service Company and Olin Corporation. He is also a senior member of The Conference Board and The Economic Club of New York.

   MACDONALD AUGUSTE, 47, was elected Treasurer of Rayonier effective February 27, 1989 and Treasurer of RFR on March 6, 1989. From 1983 to February 1989, he was Assistant Treasurer of Rayonier, which he joined in April 1975 as Cash and Financial Planning Coordinator. Previously he was employed by St. Regis Paper Company.

   WILLIAM S. BERRY, 54, is Senior Vice President, Forest Resources and Corporate Development of Rayonier, a position he has held since January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. Since May 1988 he has served as a Senior Vice President of RFR after having been Vice President of RFR since September 1985. He also serves on the Executive Board of the Center for Streamside Studies.

   JOHN B. CANNING, 52, has served as Corporate Secretary and Associate General Counsel of Rayonier since February 1985 and as Corporate Secretary of RFR since September 1985. Mr. Canning joined Rayonier in 1977 as Associate General Counsel
- Financial. He is a member of the American Bar Association, the Corporate Bar Association of Westchester and Fairfield, Inc. and the American Society of Corporate Secretaries.

   DONALD W. GRIFFIN, 59, is President and Chief Executive Officer, Olin Corporation (diversified manufacturing corporation). He joined Olin in 1961 and was elected an Executive Vice President in 1987, a director in 1990, Vice Chairman of the Board for Operations in 1993, President and Chief Operating Officer in 1994 and President and Chief Executive Officer effective January 1, 1996. He is also a director of Rayonier, River Bend Bancshares, Inc., Illinois State Bank and Trust, the Chemical Manufacturers Association, the National Shooting Sports Foundation, the Small Arms and Ammunition Manufacturers Association and the Wildlife Management Institute. He is a trustee of the Buffalo Bill Historical Center and the Olin Charitable Trust. He is a member of the Business Roundtable, the American Society of Metals, the Association of the U.S. Army and the American Defense Preparedness Association. He is a life member of the Navy League of the United States and the Surface Navy Association.

   KENNETH P. JANETTE, 50, is Vice President and Corporate Controller of Rayonier. He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller of Rayonier and RFR in October 1994. From 1990 to 1994, he was Vice President and Corporate Controller of Sunkyong America, Inc., an international trading company. He was with AMAX Inc. from 1977 to 1990 and previously with Arthur Andersen LLP. He is a Certified Public Accountant and a member of the Financial Executives Institute, the American Institute of Certified Public Accountants and the Institute of Management Accountants.

   THOMAS W. KEESEE, JR., 81, is a former Director, President and Chief Executive Officer of Bessemer Securities Corporation and Bessemer Trust Company. He is a Director Emeritus of ITT Corporation (ITT) and of Duke University Asset Management Co. and Trustee Emeritus of Duke University. Mr. Keesee is a former director of the United States subsidiaries of Zurich Insurance Company and of King Ranch, Inc. He was a director of National Audubon Society from 1972 to 1979 and chairman of its Board of Directors from 1979 to 1983, and was re-elected a director in 1994. Mr. Keesee previously served on the Board of Directors of RFR from 1985 to 1991.

   GERALD J. POLLACK, 54, is Senior Vice President and Chief Financial Officer of Rayonier. He was elected to this position in May 1992 after serving as Vice President and Chief Financial Officer from July 1986 to May 1992. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He served as Controller of RFR from September 1985 until August 1986, when he became a Vice President as well. He was elected Chief Financial Officer of RFR in 1989 and a Senior Vice President in 1992. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of the American Forest & Paper Association and the Financial Executive Institute.

   DEROY C. THOMAS, 70, was from 1991 through 1994 a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, a law firm which Rayonier engages from time to time for professional services unrelated to Partnership matters. He was President, Chief Operating Officer and Director of ITT Corporation (now ITT Industries, Inc.) from 1988 to 1991, and from 1983 to 1988 he was Vice Chairman and Chief Operating Officer, ITT Diversified Services, and Chairman and Chief Executive Officer of The Hartford Insurance Group. Mr. Thomas serves on the board of directors of ITT Hartford Group, Inc., Houghton Mifflin Company, Connecticut Natural Gas Corporation and Med. Span Inc. He is Chairman of CT Health System and the Old State House Association and President of the Goodspeed Opera House. Mr. Thomas previously served on the Board of Directors of RFR from 1987 to 1991.

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

   Neither the Partnership nor the Operating Partnership has any officers or directors. No officers or directors of Rayonier or RFR are compensated by the Partnership or the Operating Partnership. The allocable share of Rayonier's and RFR's general and administrative overhead expenses charged to the Partnership includes a portion of the compensation paid by Rayonier and RFR to their officers and directors. The two directors of RFR who are not also directors or employees of Rayonier receive an annual retainer of $12,000 and a $1,000 fee for each Board or Committee meeting attended. The two directors of RFR who are directors but not employees of Rayonier receive a $750 fee for each Board meeting attended. These fees are paid by RFR and charged to the Partnership. During 1995, the Partnership was charged for compensation paid to 13 officers and directors of RFR in an amount totaling $210,000. The Partnership was not charged for cash compensation to any officer or director of RFR in excess of $100,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All references to beneficial ownership in this Item 12 are as of March 15, 1996.

Name and address                                 Number of Partnership Units and                       Percent
of beneficial owner                              nature of beneficial ownership                       of class
-------------------                              ------------------------------                       --------

Rayonier Inc.
1177 Summer Street                               14,940,000 Class A Units                                 74.7
Stamford, Connecticut  06905-5529                20,000,000 Class B Units                                100.0

Directors and officers of RFR                    No Units      `                                            --
  who perform policymaking functions
  for the Partnership (13)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 1 - Business for a description of transactions between the Partnership and Rayonier. There are no other transactions or relationships to be reported in response to this item.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

   1. See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

   2. See Index to Financial Statement Schedules on page ii for a list of the financial statement schedules filed as a part of this report.

   3. See Exhibit Index on pages B and C for a list of the exhibits filed or incorporated herein as a part of this report.

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

   The Audit Committee of the Board of Directors of RFR, comprising non-employee directors, meets periodically with management and with the internal and external auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to assure their independent and free access to the Committee.

   Rayonier controls RFR and depends partially on the Partnership timberlands for timber for use in Rayonier's mills and log trading business. Conflicts of interest can arise in selecting, pricing and scheduling timber sold to Rayonier. Other conflicts of interest can arise in allocating revenues and costs between the Class A Units and the Class B Units, in scheduling timber sales to occur before or after the Initial Term expires, and in setting the terms of any loans between the Partnership and Rayonier. The Conflicts Committee of the Board of Directors of RFR, comprising non-employee directors, reviews these transactions and obtains opinions from outside consultants as to their fairness.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Rayonier Timberlands, L.P.:

We have audited the accompanying balance sheets of Rayonier Timberlands, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Rayonier Timberlands, L.P. through the management of both Rayonier Inc., the Special General Partner, and Rayonier Forest Resources Company, the Managing General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Timberlands, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Stamford, Connecticut
January 22, 1996

                           RAYONIER TIMBERLANDS, L.P.

                              STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
              (Thousands of dollars, except per unit information)

                                                            1995             1994             1993
                                                          ---------        ---------        ---------
SALES

     Timber sales
        Unaffiliated parties                              $ 127,895        $  43,266        $  95,008
        Rayonier                                             26,202           21,935           19,929
                                                          ---------        ---------        ---------
                                                            154,097          165,201          114,937

     Timberland sales                                         6,171            1,320            1,110
                                                          ---------        ---------        ---------

                                                            160,268          166,521          116,047
                                                          ---------        ---------        ---------
COSTS AND EXPENSES

     Cost of timber sold
        Unaffiliated parties                                 21,005           21,460           15,064
        Rayonier                                              4,402            3,223            3,139
                                                          ---------        ---------        ---------
                                                             25,407           24,683           18,203

     Cost of timberland sold                                  1,673              363              362

     Forest management, overhead and general
       and administrative expenses                           12,289           11,893           11,615

     Commission expense paid to affiliate                      --                 86              692
                                                          ---------        ---------        ---------

                                                             39,369           37,025           30,872
                                                          ---------        ---------        ---------

OTHER OPERATING INCOME                                        2,409            2,513            2,223
                                                          ---------        ---------        ---------

OPERATING INCOME                                            123,308          132,009           87,398
                                                          ---------        ---------        ---------

OTHER INCOME AND DEDUCTIONS

     Primary Account interest income from Rayonier            4,439            3,240            5,111

     Secondary Account interest expense to Rayonier         (13,139)         (11,088)          (9,452)

     Minority interest of General Partners in RTOC           (1,146)          (1,242)            (831)
                                                          ---------        ---------        ---------

                                                             (9,846)          (9,090)          (5,172)
                                                          ---------        ---------        ---------

PARTNERSHIP INCOME                                        $ 113,462        $ 122,919        $  82,226
                                                          =========        =========        =========

INCOME PER PUBLICLY TRADED CLASS A UNIT                   $    5.91        $    6.41        $    4.45
                                                          =========        =========        =========

INCOME PER RAYONIER-OWNED CLASS A UNIT                    $    5.91        $    6.40        $    4.40
                                                          =========        =========        =========



  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994
                             (Thousands of dollars)

                                     ASSETS

                                                                             1995           1994
                                                                           --------       --------
CURRENT ASSETS
     Cash                                                                  $    282       $    150
     Receivables, net                                                        10,739          9,942
     Inventories                                                                584            322
     Prepaid logging roads                                                    3,946          3,919
     Primary Account short-term investment notes of Rayonier                 33,300         42,700
     Trade and intercompany receivables from Rayonier and affiliates          4,278          4,211
                                                                           --------       --------
       Total current assets                                                  53,129         61,244

LONG-TERM RECEIVABLES                                                         1,333           --

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
     OF RAYONIER                                                              5,000          5,000

FIXED ASSETS, NET                                                               924            914

TIMBER, TIMBERLANDS AND LOGGING ROADS,

     LESS DEPLETION AND AMORTIZATION                                        276,094        270,656
                                                                           --------       --------

                                                                           $336,480       $337,814
                                                                           ========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                      $  6,420       $  5,061
     Accounts payable                                                         2,887          1,674
     Accrued liabilities
       Taxes                                                                  1,738          1,527
       All other                                                                569            553
     Current timber obligations                                                 159            148
     Advances from Rayonier                                                      75             66
                                                                           --------       --------
       Total current liabilities                                             11,848          9,029

SECONDARY ACCOUNT LONG-TERM NOTES
     PAYABLE TO RAYONIER                                                    166,400        143,800

LONG-TERM TIMBER OBLIGATIONS                                                    486            645

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                 5,035          5,302

PARTNERS' CAPITAL
     General Partners                                                         4,989          5,253
     Limited Partners (20,000,000 Class A Depositary Units and
       20,000,000 Class B Depositary Units issued and outstanding)          147,722        173,785
                                                                           --------       --------

                                                                           $336,480       $337,814
                                                                           ========       ========


       The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                            STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (Thousands of dollars)

                                                                       1995             1994             1993
                                                                    ---------        ---------        ---------
OPERATING ACTIVITIES
   Partnership income                                               $ 113,462        $ 122,919        $  82,226
   Non-cash items included in income
     Depletion, depreciation and amortization                           7,800            7,922            7,064
     Minority interest of General Partners in RTOC                      1,146            1,242              831
   Increase in receivables                                               (797)          (5,144)          (2,567)
   (Increase) decrease in prepaid logging roads                           (27)             141             (555)
   Increase (decrease) in advance deposits                              1,359             (221)           1,831
   Increase (decrease) in accounts payable and
     accrued liabilities                                                1,440             (694)            (457)
   Other changes                                                         (320)             (32)            (143)
                                                                    ---------        ---------        ---------
           Cash provided by operating activities                      124,063          126,133           88,230
                                                                    ---------        ---------        ---------

INVESTING ACTIVITIES
   Capital expenditures less sales and retirements of $1,433,
     $394 and $374 in 1995, 1994 and 1993, respectively               (13,248)         (12,740)         (12,979)
   Increase in Primary Account investment notes
     of Rayonier                                                     (121,900)         (54,600)        (106,200)
   Settlement of Primary Account investment notes
     of Rayonier                                                      131,300          113,100          106,200
   (Increase) decrease in long-term receivables                        (1,333)           1,123           (1,123)
                                                                    ---------        ---------        ---------
           Cash (used for) provided by investing activities            (5,181)          46,883          (14,102)
                                                                    ---------        ---------        ---------

FINANCING ACTIVITIES
   Decrease in timber obligations                                        (148)            (138)            (323)
   Increase in Secondary Account long-term notes
     payable to Rayonier                                               22,600           22,900           22,800
   Partnership distributions                                         (139,789)        (193,687)         (96,842)
   Distributions to General Partners of RTOC, net                      (1,413)          (1,957)            (969)
   Recontributions by Rayonier and General
     Partners of RTLP                                                    --               --                959
                                                                    ---------        ---------        ---------
           Cash used for financing activities                        (118,750)        (172,882)         (74,375)
                                                                    ---------        ---------        ---------

CASH
   Net increase (decrease) in cash                                        132              134             (247)
   Balance, beginning of year                                             150               16              263
                                                                    ---------        ---------        ---------
     Balance, end of year                                           $     282        $     150        $      16
                                                                    =========        =========        =========

Supplemental disclosures of cash flow information
   Cash received for interest - Primary Account                     $   4,439        $   3,240        $   5,113
                                                                    =========        =========        =========
   Cash paid for interest - Secondary Account                       $  13,139        $  11,092        $   9,471
                                                                    =========        =========        =========





       The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (Thousands of dollars)

                                          Limited          General
                                          Partners         Partners           Total
                                          ---------        ---------        ---------
Balance, December 31, 1992                $ 257,366        $   6,097        $ 263,463

     Partnership income                      81,403              823           82,226

     Partnership distributions, net         (94,925)            (958)         (95,883)
                                          ---------        ---------        ---------

Balance, December 31, 1993                  243,844            5,962          249,806

     Partnership income                     121,690            1,229          122,919

     Partnership distributions, net        (191,749)          (1,938)        (193,687)
                                          ---------        ---------        ---------

Balance, December 31, 1994                  173,785            5,253          179,038

     Partnership income                     112,328            1,134          113,462

     Partnership distributions, net        (138,391)          (1,398)        (139,789)
                                          ---------        ---------        ---------

Balance, December 31, 1995                $ 147,722        $   4,989        $ 152,711
                                          =========        =========        =========


       The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

               (Thousands of dollars, except per unit information)

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONTROL

Rayonier Timberlands, L.P. (RTLP), a Delaware limited partnership, began operations on November 20, 1985 succeeding to substantially all of the U.S. timberlands business (the Timberlands) of Rayonier Inc. (Rayonier). Rayonier Forest Resources Company (RFR), a wholly owned subsidiary of Rayonier, is the Managing General Partner of RTLP and Rayonier is the Special General Partner of RTLP.

   RTLP operates through Rayonier Timberlands Operating Company, L.P. (RTOC), a Delaware limited partnership, in which RTLP holds a 99 percent limited partner interest and RFR and Rayonier together hold a 1 percent general partner interest. RFR is the Managing General Partner of RTOC and Rayonier is the Special General Partner of RTOC.

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

NATURE OF BUSINESS OPERATIONS

The Partnership is engaged in the timberlands business, which includes forestry management, reforestation, timber thinning and the marketing and sale of standing timber and logs from the Timberlands. The Partnership will occasionally purchase, for short-term resale, standing timber from third parties. The Partnership's business plan is to operate the Timberlands for sustained long-range harvest and to satisfy the Partnership's need to generate regular cash flow to fund its cash distribution policy, as determined from time to time by the Managing General Partner's Board of Directors.

   The Partnership negotiates and contracts for the sale of standing timber (stumpage) at fixed prices with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20-percent deposit and/or performance bond and generally have a 12- to 24- month life. The Partnership conducts, or contracts for third parties to conduct, harvesting operations and sells logs harvested if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional Units or other consideration.

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

   The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation and pre-commercial thinning, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier that mature on January l, 2001.

   Under the terms of the Partnership Agreement, cash credited to the Primary Account may not be loaned or otherwise used for the benefit of the Secondary Account. Accordingly, the Partnership is not permitted to use proceeds from the Primary Account Investment Notes of Rayonier to repay the Secondary Account Long-Term Notes Payable to Rayonier.

   See Notes 5 and 6 for further information.

SPECIAL ALLOCATIONS

In 1989, the Partnership Agreements of RTLP and RTOC were amended to provide for the special allocation of certain costs to Rayonier's and RFR's interests as General Partners of both Partnerships and to Rayonier's interest as a Limited Partner of RTLP. These costs reduced Rayonier's and RFR's income from RTLP and RTOC and the cash flow attributed to their Partnership interests. The special allocations did not impact the interest of publicly traded Class A Units nor their cash distributions.

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

   Effective August 10, 1993, legislation was enacted eliminating tax benefits related to log exports for foreign sales corporations. Accordingly, the Partnership did not incur foreign sales commission expense for sales made after August 10, 1993. However, during the second quarter of 1994, the Partnership recorded commission expense of $86 to adjust its final accrual for commissions on sales made prior to the legislation's effective date. Since the Partnership's commission expense had been fully allocated to Rayonier and the General Partners, the legislation did not impact the earnings or cash flows of publicly traded Class A Units.

CONSOLIDATION

The financial statements consolidate the accounts of RTLP and RTOC. Intercompany transactions have been eliminated. The Rayonier and RFR combined 1 percent general partner interest in RTOC is presented as minority interest in these financial statements.

   Certain reclassifications have been made to prior years' financial statements to conform to current year's presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of certain estimates by management (e.g., useful economic lives of assets) in determining the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the quantity sold is determinable. This generally occurs when the purchaser severs and measures the timber.

   Revenues have been based on actual harvest volumes multiplied by contractually agreed upon prices awarded in sealed-bid auctions or negotiated at arm's-length with the purchasers, including Rayonier. These prices are periodically and independently tested for reasonableness to market prices in comparable geographic areas.

   Bulk timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the amount of profit is determinable. Timberland and land sales are recognized when legal ownership passes, the amount of profit is determinable and specified levels of down payment are received.

TIMBER AND TIMBERLANDS

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested, based on the relationship of harvested timber to the estimated volume of currently recoverable timber. Timber and timberlands are stated at the lower of cost, net of timber cost depletion, or market value. The timber originally contributed by Rayonier is stated at Rayonier's historical cost.

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

                                                     1995           1994           1993
                                                   --------       --------       --------

         Distributions to Limited Partners         $138,391       $191,749       $ 95,874
         Distributions to General Partners            1,398          1,938            968
         Recontributions by Rayonier and RFR           --             --             (959)
                                                   --------       --------       --------
             Total                                 $139,789       $193,687       $ 95,883
                                                   ========       ========       ========

   The amount recontributed by Rayonier and RFR is equal to the foreign sales commission expense paid by the Partnership during the year, which was fully allocated to Rayonier and the General Partners. See Special Allocations.

   In addition to the RTLP distributions, RTOC distributed $1,413, $1,957 and $978, in 1995, 1994 and 1993, respectively, to its General Partners. Recontributions were also made in 1993 to RTOC by the General Partners for their interest in the commission expense paid.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.  INCOME AND OTHER TAXES

RTLP is not a separate taxable entity for federal or state income tax purposes. Any taxable income or loss is reported by the partners in accordance with the Partnership Agreement. Accrued taxes relating to obligations of RTLP as of December 31 were as follows:

                               1995         1994
                              ------       ------
         Property taxes       $  975       $  853
         Excise taxes            763          674
                              ------       ------

             Total            $1,738       $1,527
                              ======       ======

3.  RELATED-PARTY TRANSACTIONS

RTLP is a supplier of timber to Rayonier for use in its log trading business and pulp and lumber manufacturing facilities. Timber sales to Rayonier for the years ended December 31, 1995, 1994 and 1993 totaled $26,202, $21,935 and $19,929, respectively. RTLP's related-party revenues represent the fair market value of timber sold to Rayonier.

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

   Copies of Rayonier's Annual Report and Form 10-K (without exhibits) as filed with the Securities and Exchange Commission are available without charge, from the Corporate Secretary, Rayonier Inc., 1177 Summer Street, Stamford, CT 06905-5529. Telephone: 203-348-7000.

  The balances in the current RTLP intercompany accounts with Rayonier as of December 31 were as follows:

                                                    1995           1994
                                                   -------        -------
               Primary Account receivable          $ 4,278        $ 4,211
               Secondary Account payable               (75)           (66)
                                                   -------        -------
                     Total due from Rayonier       $ 4,203        $ 4,145
                                                   =======        =======

   Interest income received from Rayonier on the Primary Intercompany Account balance was $258 and $197 in 1995 and 1994 on an average outstanding receivable of $4,206 and $4,163, respectively. Interest expense paid to Rayonier on the Secondary Intercompany Account was $550 and $492 in 1995 and 1994 on an average outstanding payable of $11,917 and $12,447, respectively.

   RTLP is charged by Rayonier with direct costs and expenses associated with RTLP's operations. In addition, indirect costs were allocated to RTLP for forest management, overhead and general and administrative expenses related to RTLP's operations. Such allocated costs totaled $6,865, $6,799 and $6,850 in 1995, 1994 and 1993, respectively.

4.  MAJOR UNAFFILIATED CUSTOMERS

Sales for 1995, 1994 and 1993 include timber stumpage sales of $14,652, $29,300 and $16,900, respectively, to three customers under common ownership (not affiliated with the Partnership).

5. INVESTMENT NOTES OF RAYONIER

Cash balances, including the excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders, are being invested in Rayonier as short-term and long-term investment notes. These funds are invested in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent borrowings. At December 31, 1995 and 1994, the RTLP Primary Account included investment notes of Rayonier of $38,300 and $47,700, respectively. The notes bear fixed interest rates that range from 5.9 to 8.1 percent, as of December 31, 1995, and 6.8 to
8.1 percent, as of December 31, 1994.

  The weighted average interest rate, based on the principal amount, was 6.5 percent as of December 31, 1995 and 6.9 percent as of December 31, 1994. Interest income earned by the Primary Account on the investment notes of Rayonier was $4,181, $3,043 and $4,964 in 1995, 1994 and 1993, respectively.

6.  LONG-TERM NOTES PAYABLE TO RAYONIER

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation and pre-commercial thinning, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier that mature on January 1, 2001. Advances made by Rayonier to the Secondary Account in any year bear interest through December 31 of that year at the actual average rate of Rayonier's revolving credit borrowings. On each such December 31, advances made in that year, including interest, are converted into a note bearing interest through January 1, 2001. The fixed interest rate, which is determined as of that December 31, is equal to an appropriate spread over the yield on U.S. Government Notes having a maturity date in early 2001. Interest is due quarterly and all or any part of the unpaid principal may be prepaid at any time without penalty or premium. The long-term notes payable to Rayonier amounted to $166,400 and $143,800 as of December 31, 1995 and 1994, respectively.

  As of December 31, 1995, interest rates on the individual notes range from 6.2 to 10.6 percent, with a weighted average interest rate of 8.4 percent. As of December 31, 1994, the range of interest rates on the individual notes was 6.5 to 10.6 percent, with a weighted average interest rate of 8.7 percent. Interest expense incurred by the Secondary Account on the notes payable to Rayonier was $12,589, $10,596 and $9,118 in 1995, 1994 and 1993, respectively.

7.  TIMBER OBLIGATIONS

As of December 31, 1995 and 1994, total timber obligations amounted to $645 and $793, respectively. Interest rates ranged from 6.0 to 8.6 percent, with a weighted average interest rate of 8.5 and 8.4 percent at December 31, 1995 and 1994, respectively.

   The obligations are payable as follows: 1996 - $159; 1997 - $149; 1998 - $162; and 1999 - $175.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1995 and 1994, the estimated fair values of the Partnership's financial instruments were as follows:

                                                            1995                          1994
                                                   -----------------------       -----------------------
                                                   Carrying         Fair         Carrying         Fair
                                                    Amount          Value         Amount          Value
                                                    ------          -----         ------          -----
Cash                                               $    282       $    282       $    150       $    150
Primary Account investment notes of Rayonier         38,300         38,590         47,700         47,700
Timber obligations                                      645            692            793            796
Secondary Account long-term notes
     payable to Rayonier                            166,400        181,800        143,800        143,500

  The Partnership uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash

The carrying amount is equal to fair market value.

Primary Account Investment Notes of Rayonier

The Partnership's short-term investment notes of Rayonier approximate fair value. The fair value of the long-term investment notes of Rayonier is based upon market rates of Rayonier's publicly traded debt as of December 31, 1995.

Timber Obligations

The fair value of the fixed-rate obligations is based upon market prices for these or similar issues currently available to the Partnership for obligations with similar terms and maturities.

Secondary Account Long-Term Notes Payable to Rayonier

The fair value of long-term notes is based on the spread over the current rates of U.S. Government Notes having a maturity date in early 2001.

9.  ENVIRONMENTAL MATTERS

Over the past five years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. The U.S. Fish and Wildlife Service has developed a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. This rule, as currently drafted, would reduce the harvest restrictions on private lands except within specified special emphasis areas, where restrictions would be increased. One proposed special emphasis area is on the Olympic Peninsula, where a significant portion of the Partnership's Washington timberlands is located. Separately, the state of Washington Forest Practices Board is in the process of adopting new harvest regulations to protect the northern spotted owl and the marbled murrelet (also recently listed as a threatened species). The state Department of Natural Resources draft of this rule also provides for a special emphasis area to protect the northern spotted owl on the Olympic Peninsula, which would increase harvest restrictions on the Partnership's lands. The Partnership is unable at this time to predict the form in which the federal or state rules will eventually be adopted. However, if either rule is adopted in the form proposed by the respective agencies, the result will be some reduction in the volume of Partnership timber available for harvest.

     10.  COMPUTATION OF INCOME PER CLASS A UNIT

     The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three years ended December 31:

                                     1995                              1994                               1993
                           ---------------------------       ---------------------------       --------------------------
                           Primary          Secondary        Primary          Secondary         Primary         Secondary
                           Account           Account         Account           Account          Account          Account
                           ---------        ---------        ---------        ---------        ---------        ---------
Timber and
   timberland sales        $ 153,970        $   6,298        $ 165,201        $   1,320        $ 114,912        $   1,135
Interest and other
   income, net                 6,320          (12,611)           5,105          (10,441)           6,891           (9,009)
Costs and expenses           (34,159)          (5,210)         (33,533)          (3,406)         (26,734)          (3,446)
Interest of General
   Partners in RTOC           (1,261)             115           (1,367)             125             (951)             113
                           ---------        ---------        ---------        ---------        ---------        ---------
Partnership income
   before commission
   expense                   124,870          (11,408)         135,406          (12,402)          94,118          (11,207)
Commission expense,
   net of 1% General

   Partner interest             --               --                (85)            --               (685)            --
                           ---------        ---------        ---------        ---------        ---------        ---------
PARTNERSHIP INCOME         $ 124,870        $ (11,408)       $ 135,321        $ (12,402)       $  93,433        $ (11,207)
                           =========        =========        =========        =========        =========        =========



                                 Publicly Traded  Rayonier Owned  Publicly Traded   Rayonier Owned  Publicly Traded  Rayonier Owned
                                    A Units          A Units          A Units          A Units          A Units          A Units
                                 ------------     ------------     ------------     ------------     ------------     ------------
Income for Class A Units before
  commission expense
      95% of Primary Account     $     30,013     $     88,614     $     32,545     $     96,091     $     22,621     $     66,791
        4% of Secondary Account          (115)            (341)            (125)            (371)            (113)            (335)
                                 ------------     ------------     ------------     ------------     ------------     ------------

                                       29,898           88,273           32,420           95,720           22,508           66,456

Commission expense                       --               --               --                (81)            --               (651)
                                 ------------     ------------     ------------     ------------     ------------     ------------


Total income for Class A Units   $     29,898     $     88,273     $     32,420     $     95,639     $     22,508     $     65,805
                                 ============     ============     ============     ============     ============     ============


Units outstanding                   5,060,000       14,940,000        5,060,000       14,940,000        5,060,000       14,940,000
                                 ============     ============     ============     ============     ============     ============


INCOME PER CLASS A UNIT          $       5.91     $       5.91     $       6.41     $       6.40     $       4.45     $       4.40
                                 ============     ============     ============     ============     ============     ============

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

                                                       1995                      1994                         1993
                                            ------------------------    -----------------------     ------------------------
                                             Primary       Secondary     Primary      Secondary      Primary       Secondary
                                             Account        Account      Account       Account       Account        Account
                                             -------        -------      -------       -------       -------        -------
Timber and timberland sales                 $ 153,970     $   6,298     $ 165,201     $   1,320     $ 114,912     $   1,135
Interest and other income, net                  6,320       (12,611)        5,105       (10,441)        6,891        (9,009)
Costs and expenses - other than non-cash
    items, commissions and the General
    Partners' interest in RTOC                (26,577)       (3,578)      (25,798)       (2,925)      (19,867)       (2,967)
Capital expenditures                           (1,549)      (13,132)       (2,240)      (10,894)       (1,911)      (11,442)
General Partners' interest in RTOC             (1,322)          230        (1,423)          229        (1,000)          223
                                            ---------     ---------     ---------     ---------     ---------     ---------

Operating cash flow before
    commission expense                        130,842       (22,793)      140,845       (22,711)       99,025       (22,060)

Commission expense, net
    of 1% General Partner interest               --            --             (85)         --            (685)         --
                                            ---------     ---------     ---------     ---------     ---------     ---------

OPERATING CASH FLOW                         $ 130,842     $ (22,793)    $ 140,760     $ (22,711)    $  98,340     $ (22,060)
                                            =========     =========     =========     =========     =========     =========


                                  Publicly Traded  Rayonier Owned   Publicly Traded  Rayonier Owned  Publicly Traded  Rayonier Owned
                                      A Units          A Units          A Units          A Units         A Units          A Units
                                    ------------     ------------    ------------     ------------    ------------     ------------
Cash allocable to Class A Units
     before commission expense
      95% of Primary Account        $     31,448     $     92,852    $     33,852     $     99,951    $     23,801     $     70,273
        4% of Secondary Account             (231)            (681)           (230)            (678)           (223)            (659)
                                    ------------     ------------    ------------     ------------    ------------     ------------
                                          31,217           92,171          33,622           99,273          23,578           69,614

Commission expense                          --               --              --                (81)           --               (651)
                                    ------------     ------------    ------------     ------------    ------------     ------------

OPERATING CASH FLOW ALLOCABLE TO
    CLASS A UNITS                   $     31,217     $     92,171    $     33,622     $     99,192    $     23,578     $     68,963
                                    ============     ============    ============     ============    ============     ============

Units outstanding                      5,060,000       14,940,000       5,060,000       14,940,000       5,060,000       14,940,000
                                    ============     ============    ============     ============    ============     ============

Primary Account cash
  flow per unit                     $       6.22     $       6.22    $       6.69     $       6.69    $       4.70     $       4.66

Secondary Account
  cash flow per unit                        (.05)            (.05)           (.05)            (.05)           (.04)            (.04)
                                    ------------     ------------    ------------     ------------    ------------     ------------

OPERATING CASH FLOW PER
    CLASS A UNIT                    $       6.17     $       6.17    $       6.64     $       6.64    $       4.66     $       4.62
                                    ============     ============    ============     ============    ============     ============

     12.  QUARTERLY RESULTS FOR 1995 AND 1994 (unaudited):
     (Thousands, except per unit information)

  1995                                                Quarter Ended
-------                              -------------------------------------------
                                      March      June     September    December       Total
                                       31         30         30           31           Year
                                     -------    -------    -------    ----------    -----------
Sales                                $48,555    $36,865    $26,029      $48,819       $160,268

Operating income                      39,104     28,794     18,078       37,332        123,308

Partnership income                    36,820     26,522     15,645       34,475        113,462

Income per publicly traded
     Class A Unit                       1.84       1.44        .88         1.75           5.91

Operating cash flow allocable
     to a publicly traded
     Class A Unit                       1.92       1.50        .93         1.82           6.17

Distributions per publicly traded
      Class A Unit                      1.90       1.58       1.58         1.58           6.64


  1994                                                Quarter Ended
-------                              -------------------------------------------
                                      March      June     September    December       Total
                                       31         30         30           31           Year
                                     -------    -------    -------    ----------    -----------
Sales                                $54,211    $33,007    $38,565     $40,738        $166,521

Operating income                      45,004     25,490     30,479      31,036         132,009

Partnership income                    43,193     23,116     28,013      28,597         122,919

Income per publicly traded
     Class A Unit                       2.19       1.24       1.48        1.50            6.41

Operating cash flow allocable
     to a publicly traded
     Class A Unit                       2.23       1.30       1.57        1.54            6.64

Distributions per publicly traded
      Class A Unit                      5.30(a)    1.30       1.30        1.30            9.20


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

                                 RAYONIER TIMBERLANDS, L.P.
                                 (A Delaware Limited Partnership)

                                 By:  RAYONIER FOREST RESOURCES COMPANY
                                      Managing General Partner

                                 By:  KENNETH P. JANETTE
                                      ---------------------
                                      Kenneth P. Janette
                                      Vice President and Corporate Controller

March 22,  1996

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

                        RAYONIER FOREST RESOURCES COMPANY

         SIGNATURE                                                   TITLE                                    DATE
         ---------                                                   -----                                    ----

                  *                                         President and Director
------------------------------------
           Ronald M. Gross
    (Principal Executive Officer)

          GERALD J. POLLACK                                Senior Vice President and                     March 22,  1996
------------------------------------
          Gerald J. Pollack                                 Chief Financial Officer
    (Principal Financial Officer)

        KENNETH P. JANETTE                                    Vice President and                         March 22,  1996
------------------------------------
         Kenneth P. Janette                                  Corporate Controller
   (Principal Accounting Officer)

                  *                                                Director
------------------------------------
          William J. Alley

                  *                                                Director
------------------------------------
          Donald W. Griffin

                  *                                                Director
------------------------------------
        Thomas W. Keesee, Jr.

                  *                                                Director
------------------------------------
           DeRoy C. Thomas

* By:       GERALD J. POLLACK                                                                            March 22,  1996
     -------------------------------
         Attorney-in-fact

                                       -A-

                                  EXHIBIT INDEX

     EXHIBIT                    DESCRIPTION                                                  LOCATION
                                -----------                                                  --------
        NO.
     -------
        2                       Plan of acquisition, reorganization,                         None
                                arrangement, liquidation or succession

        3(a)                    Partnership Agreement of the                                 Incorporated by
                                Partnership                                                  reference to
                                                                                             Exhibit No. 3(a)
                                                                                             to Registrant's
                                                                                             Form 10-K for
                                                                                             1988

        3(b)                    Forms of Class A Certificate                                 Incorporated by
                                of Limited Partnership and Class B                           reference to
                                Certificate of Limited Partnership                           Exhibit No. 3.2 to
                                of the Partnership                                           Registration State-
                                                                                             ment on Form S-l
                                                                                             (Reg. No. 33-587)

        3(c)                    Partnership Agreement of Operating                           Incorporated by
                                Partnership                                                  reference to
                                                                                             Exhibit No. 3(c)
                                                                                             to Registrant's
                                                                                             Form 10-K for
                                                                                             1988

        3(d)                    Forms of Class A Certificate                                 Incorporated by
                                of Limited Partnership and Class B                           reference to
                                Certificate of Limited Partnership                           Exhibit No. 3.4 to
                                of the Operating Partnership                                 Registration State-
                                                                                             ment on Form S-l
                                                                                             (Reg. No. 33-587)

        4(a)                    Deposit Agreement among the                                  Incorporated by
                                Partnership, Manufacturers Hanover                           reference to
                                Trust Co. (now known as Chemical                             Exhibit No. 4.1 to
                                Mellon Shareholder Services) as                              Registration State-
                                Depositary, Rayonier Forest Resources                        ment on Form S-l
                                Company (RFR), as attorney-in-fact of                        (Reg. No. 33-587)
                                limited partners in the Partnership,
                                and all holders of Depositary Receipts

        4(b)                    Specimen Class A Depositary Receipt                          Incorporated by
                                                                                             reference to
                                                                                             Exhibit No. 4.1 to
                                                                                             Registration State-
                                                                                             ment on Form S-l
                                                                                             (Reg. No. 33-587)







                                      - B -

     EXHIBIT                    DESCRIPTION                                                  LOCATION
        NO.                     -----------                                                  --------
        4(c)                    Specimen Secondary Account                                   Incorporated by
                                Note Payable to Rayonier                                     reference to
                                                                                             Exhibit No. 4(c) to
                                                                                             Registrant's Form 10-K
                                                                                             for 1992

         9                      Voting Trust Agreement                                       None

        10                      Conveyance Agreement among                                   Incorporated by
                                Rayonier, RFR, the Partnership and                           reference to
                                the Operating Partnership                                    Exhibit No.10.l to
                                                                                             Registration State-
                                                                                             ment on Form S-l
                                                                                             (Reg. No. 33-587)

        11                      Statement re computation of per                              Not applicable
                                share earnings

        12                      Statement re computation of ratios                           Not applicable

        13                      Annual Report to security holders,                           Not applicable
                                Form 10-Q or quarterly report to
                                security holders

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

        23                      Consents of experts and counsel                              None

        24                      Powers of attorney                                           Filed herewith

        27                      Financial data schedule                                      Filed herewith

        28                      Information from reports furnished                           Not applicable
                                to state insurance regulatory
                                authorities

        99                      Additional exhibits                                          None

* Registrant's only subsidiary is Rayonier Timberlands Operating Company, L.P., a Delaware limited partnership in which Registrant holds a 99 percent limited partner's interest. See Item 1 - Business - Description of Business.

                                      - C -