Form 10-Q
period 1996-03-31
RAYONIER TIMBERLANDS LP
filed 1996-05-14
CIK 778439

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

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

YES (x) NO ( )

As of May 1, 1996, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                         RAYONIER TIMBERLANDS, L.P.

                              TABLE OF CONTENTS





                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Income for the Three Months Ended
                  March 31, 1996 and 1995                                   1

                  Balance Sheets as of March 31, 1996 and
                  December 31, 1995                                         2

                  Statements of Cash Flows for the Three Months Ended
                  March 31, 1996 and 1995                                   3

                  Notes to Financial Statements                          4 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8 - 10



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         11

                  Signature                                                11

                  Exhibit Index                                            12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited financial statements reflect, in the opinion of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, see Notes to Financial Statements in the 1995 Annual Report on Form 10-K.

                         RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF INCOME
                                 (unaudited)
             (Thousands of dollars, except per unit information)


                                                                       Three Months
                                                                      Ended March 31,
                                                                      ---------------
                                                              1996                      1995
                                                            ----------                --------
SALES
  Timber sales
    Unaffiliated parties                                     $39,882                    $36,842
    Rayonier                                                   5,615                      9,242
                                                             -------                     ------
                                                              45,497                     46,084
  Timberland sales                                             1,345                      2,471
                                                             -------                     ------

                                                              46,842                     48,555
                                                              ------                     ------
COSTS AND EXPENSES
  Cost of timber sold
    Unaffiliated parties                                       5,678                      5,042
    Rayonier                                                     814                      1,253
                                                             -------                     ------
                                                               6,492                      6,295

  Cost of timberland sold                                        398                        639

  Forest management, overhead and general
    and administrative expenses                                2,883                      2,740
                                                             -------                    -------

                                                               9,773                      9,674
                                                             -------                     ------

OTHER OPERATING INCOME                                           344                        223
                                                            --------                       ----

OPERATING INCOME                                              37,413                     39,104
                                                              ------                     ------

OTHER INCOME AND DEDUCTIONS
  Primary Account interest income from Rayonier                  951                      1,224
  Secondary Account interest expense to Rayonier              (3,503)                    (3,136)
  Minority interest of General Partners in RTOC                 (349)                      (372)
                                                            --------                      -----
                                                              (2,901)                    (2,284)
                                                             -------                    -------

PARTNERSHIP INCOME                                           $34,512                    $36,820
                                                              ======                     ======

INCOME PER PUBLICLY TRADED CLASS A UNIT*                     $  1.78                   $  1.84
                                                              ======                    ======
INCOME PER RAYONIER OWNED CLASS A UNIT*                      $  1.78                   $  1.84
                                                              ======                    ======



* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (unaudited)
                             (Thousands of dollars)

                                     ASSETS


                                                                                             March 31,              December 31,
                                                                                               1996                     1995
                                                                                             ---------               -----------
CURRENT ASSETS
     Cash                                                                                 $       678                   $    282
     Receivables, net                                                                          10,751                     10,739
     Inventories                                                                                  520                        584
     Prepaid logging roads                                                                      3,595                      3,946
     Primary Account short-term investment notes of Rayonier                                   44,500                     33,300
     Trade and intercompany receivables from Rayonier and affiliates                            4,148                      4,278
                                                                                               ------                     ------
         Total current assets                                                                  64,192                     53,129

LONG-TERM RECEIVABLES                                                                           2,336                      1,333

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
  OF RAYONIER                                                                                   5,000                      5,000

FIXED ASSETS, NET                                                                                 911                        924

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                                             277,956                    276,094
                                                                                             --------                   --------
                                                                                             $350,395                   $336,480
                                                                                             ========                   ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                                         $ 9,740                    $ 6,420
     Accounts payable                                                                           1,820                      2,887
     Accrued liabilities
         Taxes                                                                                  2,023                      1,738
         All other                                                                                501                        569
     Current timber obligations                                                                   171                        159
     Advances from Rayonier                                                                       105                         75
                                                                                                 ----                        ---
         Total current liabilities                                                             14,360                     11,848

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                                         173,500                    166,400

LONG-TERM TIMBER OBLIGATIONS                                                                      337                        486

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                                   5,080                      5,035

PARTNERS' CAPITAL
     General Partners                                                                           5,033                      4,989
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                                                152,085                    147,722
                                                                                              -------                    -------

                                                                                             $350,395                   $336,480
                                                                                              =======                    =======


                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (Thousands of dollars)


                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                    --------------------------------------
                                                                                      1996                           1995
                                                                                     ------                         -----
OPERATING ACTIVITIES
     Partnership income                                                             $  34,512                      $ 36,820
     Non-cash items included in income
         Depletion, depreciation and amortization                                       2,000                         2,475
         Minority interest of General Partners in RTOC                                    349                           372
     Increase in receivables                                                              (12)                         (315)
     Decrease in prepaid logging roads                                                    351                           349
     Increase in advance deposits                                                       3,320                         4,282
     (Decrease) increase in accounts payable and accrued liabilities                     (850)                          320
     Other changes                                                                        224                            93
                                                                                        -----                           ---
         Cash provided by operating activities                                         39,894                        44,396
                                                                                       ------                        ------

INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
       of $320 and $573 in 1996 and 1995                                               (3,849)                       (3,028)
     Increase in Primary Account investment
       notes of Rayonier                                                              (44,500)                      (47,700)
     Settlement of Primary Account investment
       notes of Rayonier                                                               33,300                        42,700
     Increase in long-term receivables                                                 (1,003)                         (600)
                                                                                      -------                       -------
         Cash used for investing activities                                           (16,052)                       (8,628)
                                                                                      -------                        -------

FINANCING ACTIVITIES
     Decrease in timber obligations                                                      (137)                         (126)
     Increase in Secondary Account long-term notes
       payable to Rayonier                                                              7,100                         4,650
     Partnership distributions                                                        (30,105)                      (40,000)
     Distributions to General Partners of RTOC                                           (304)                         (405)
                                                                                        -----                       -------
         Cash used for financing activities                                           (23,446)                      (35,881)
                                                                                      -------                     ---------

CASH
     Net increase (decrease) in cash                                                      396                          (113)
     Balance, beginning of year                                                           282                           150
                                                                                        -----                        ------
     Balance, end of period                                                             $ 678                        $   37
                                                                                        =====                        ======


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account                                    $    951                      $  1,224
                                                                                      =======                       =======
     Cash paid for interest - Secondary Account                                      $  3,550                      $  3,184
                                                                                      =======                       =======

                           RAYONIER TIMBERLANDS, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)
               (Thousands of dollars, except per unit information)

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

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP is as follows:

                                        Primary              Secondary
                                        Account               Account
                                        -------              ---------
        Class A unitholders                95%                    4%
        Class B unitholders                 4%                   95%
        General Partners                    1%                    1%
                                         -----                 -----
        Total                             100%                  100%
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

                          RAYONIER TIMBERLANDS, L.P.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (unaudited)
             (Thousands of dollars, except per unit information)

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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the three months ended March 31, 1996 and 1995 is as follows:


                                                          Limited Partners         General Partners              Total
                                                          ----------------         ----------------              ------
         Balance, January 1, 1996                             $ 147,722                 $ 4,989               $ 152,711
         Partnership income                                      34,167                     345                  34,512
         Partnership distributions                              (29,804)                   (301)                (30,105)
                                                               --------                   -----                --------
         Balance, March 31, 1996                              $ 152,085                 $ 5,033               $ 157,118
                                                               ========                  ======                ========

         Balance, January 1, 1995                             $ 173,785                 $ 5,253               $ 179,038
         Partnership income                                      36,452                     368                  36,820
         Partnership distributions                              (39,600)                   (400)                (40,000)
                                                               --------                   -----                --------
         Balance, March 31, 1995                              $ 170,637                 $ 5,221               $ 175,858
                                                               ========                  ======                ========



In addition to the RTLP distributions, RTOC distributed $304 and $405 to its General Partners during the first three months of 1996 and 1995, respectively.

                          RAYONIER TIMBERLANDS, L.P.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (unaudited)
             (Thousands of dollars, except per unit information)


2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three months ended March 31, 1996 and 1995:



                                                                            1996                                  1995
                                                              -------------------------------      --------------------------------
                                                                  Primary         Secondary            Primary           Secondary
                                                                  Account          Account             Account            Account
Timber and timberland sales                                      $ 45,468          $ 1,374            $ 46,084           $ 2,471
Interest and other income - net                                     1,011           (3,219)              1,271            (2,960)
Costs and expenses                                                 (8,577)          (1,196)             (8,187)           (1,487)
Interest of General Partners in RTOC                                 (379)              30                (392)               20
                                                                    -----              ---               -----               ---

PARTNERSHIP INCOME                                               $ 37,523        $  (3,011)           $ 38,776          $ (1,956)
                                                                   ======           ======              ======            ======

                                                                  Publicly         Rayonier            Publicly        Rayonier
                                                                   Traded            Owned              Traded           Owned
                                                                   A Units          A Units             A Units         A Units
                                                                 ----------        --------            --------       ---------
Income for Class A Units
     95% of Primary Account                                      $  9,019          $26,628            $  9,320         $  27,517
     4% of Secondary Account                                          (30)             (90)                (20)              (58)
                                                                   ------             ----                ----              ----

Total income for Class A Units                                   $  8,989          $26,538            $  9,300         $  27,459
                                                                    =====           ======               =====            ======

Units outstanding                                               5,060,000       14,940,000           5,060,000        14,940,000
                                                                =========       ==========           =========        ==========

INCOME PER CLASS A UNIT                                           $  1.78         $   1.78              $ 1.84           $  1.84
                                                                   ======          =======               =====             =====


                          RAYONIER TIMBERLANDS, L.P.
                  NOTES TO FINANCIAL STATEMENTS (continued)
                                 (unaudited)
             (Thousands of dollars, except per unit information)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the three months ended March 31, 1996 and 1995:


                                                                    1996                                     1995
                                                      -------------------------------           ------------------------------
                                                         Primary            Secondary             Primary            Secondary
                                                         Account             Account              Account             Account
                                                         -------             -------              -------            ---------
Timber and timberland sales                           $   45,468          $    1,374             $  46,084          $    2,471
Interest and other income, net                             1,011              (3,219)                1,271              (2,960)
Costs and expenses - other than non-cash
  items and the General
  Partners' interest in RTOC                              (6,633)               (821)               (5,762)               (867)
Capital expenditures                                        (565)             (3,604)                 (565)             (3,036)
General Partners' interest in RTOC                          (393)                 63                  (410)                 44
                                                           -----                 ---                 -----                 ---

OPERATING CASH FLOW                                   $   38,888          $   (6,207)            $  40,618          $   (4,348)
                                                         =======              ======                ======              ======

                                                        Publicly            Rayonier             Publicly            Rayonier
                                                         Traded               Owned               Traded               Owned
                                                         A Units             A Units              A Units             A Units
                                                        --------             -------             ---------           ---------
Cash allocable to Class A Units
     95% of Primary Account                           $    9,347          $   27,597             $   9,763          $   28,824
     4% of Secondary Account                                 (63)               (185)                  (44)               (130)
                                                            ----               -----                  ----               -----

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                       $    9,284          $   27,412             $   9,719          $   28,694
                                                          ======             =======                 =====             =======

Units outstanding                                      5,060,000          14,940,000             5,060,000          14,940,000
                                                       =========          ==========             =========          ==========

Primary Account cash flow per unit                    $     1.84          $     1.84             $    1.93          $    1.93

Secondary Account cash flow per unit                        (.01)               (.01)                 (.01)              (.01)
                                                           -----               -----                 -----              -----

OPERATING CASH FLOW PER CLASS A UNIT                  $     1.83          $     1.83             $    1.92          $    1.92
                                                           =====               =====                 =====              =====


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

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):



                                                         Three Months
                                                        Ended March 31,
                                                        ---------------
                                                1996                      1995
                                                ----                      ----
TIMBER SALES
       Northwest                               $31,617                   $25,685
       Southeast                                13,880                    20,399
                                                ------                    ------
                                                45,497                    46,084
                                                ------                    ------

TIMBERLAND SALES
       Northwest                                     -                         -
       Southeast                                 1,345                     2,471
                                               -------                   -------
                                                 1,345                     2,471
                                               -------                   -------

TOTAL SALES                                    $46,842                   $48,555
                                                ======                    ======

OPERATING INCOME
       Northwest                               $25,868                   $21,249
       Southeast                                12,036                    18,278
       Corporate and other                        (491)                     (423)
                                               -------                   -------
                                               $37,413                   $39,104
                                                ======                    ======

PARTNERSHIP INCOME                             $34,512                   $36,820
                                                ======                    ======

SELECTED OPERATING STATISTICS

Northwest harvest volumes
    Stumpage (thousands of MBF)                   45.1                      37.6
    Delivered logs (thousands of MBF)             15.2                       8.5
                                                 -----                     -----
                                                  60.3                      46.1
                                                  ====                      ====

Southeast harvest volumes
    Pine (thousands of tons)                     456.6                     590.3
    Hardwood (thousands of tons)                  56.0                      41.0
                                                ------                     -----
                                                 512.6                     631.3
                                                 =====                     =====



Sales for the first quarter of 1996 of $46.8 million were $1.7 million, 4 percent lower than last year's first quarter. Timber sales were $45.5 million, down $0.6 million primarily as a result of reduced prices caused by softening demand from the pulp and paper industry. Timberland sales of $1.3 million were down $1.1 million.

Partnership income was $34.5 million or $1.78 per Class A Unit, down $2.3 million, or 6 cents per Class A Unit, from first quarter 1995 results. Operating cash flow allocable to each Class A Unit was $1.83, down 9 cents per Class A Unit.

In the Northwest region, unfavorable market conditions throughout 1995 caused many customers to defer harvesting until late 1995 and into 1996. The combined stumpage and delivered log volume was 31 percent above the 1995 first quarter harvest. However, this increase was partially offset by a 6 percent decline in prices from the prior year. As a result, sales increased $5.9 million, or 23 percent, from the first quarter of 1995 to $31.6 million and operating income increased $4.6 million, or 22 percent, to $25.9 million.

In the Southeast region, first quarter sales declined $7.6 million, or 33 percent, from the first quarter of 1995 to $15.2 million and operating income declined $6.2 million, or 34 percent, to $12.0 million, reflecting lower volume and prices. Overall harvest volume declined 19 percent and prices declined 16 percent from the 1995 first quarter. The declines were due to softening demand from the pulp and paper industry as mills took market downtime.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $0.3 million to $1.0 million in 1996 due to an overall lower average balance of investment notes of Rayonier and lower average interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $0.4 million to $3.5 million.

FUTURE OPERATIONS

For the first three months of 1996, the harvest levels in the Northwest and the Southeast represented approximately 36 percent and 25 percent, respectively, of the current projection of the 1996 harvests whereas in the first three months of 1995 the harvest levels in the Northwest and the Southeast were 26 percent and 31 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of March 31, 1996, volume representing approximately 88 percent of the projected 1996 harvest of stumpage and pine in both regions had been cut or committed under contract. As of March 31, 1995, 93 percent of the final 1995 harvest in both regions had been cut or committed. In the Northwest and Southeast regions, average prices on outstanding contracts as of March 31, 1996 were approximately 16 percent and 12 percent, respectively, below average prices realized during 1995. Therefore, the Partnership does not expect full year 1996 earnings or cash flow from operations to be as strong as in the prior year.

At March 31, 1996, Rayonier held contracts representing approximately 4 percent and 1 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and one additional unrelated customer held contracts representing approximately 26 percent and 13 percent, respectively, of the uncut volume under contract in the Northwest. One unrelated customer held contracts representing approximately 12 percent of the uncut volume under contract in the Southeast. These five customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of March 31, 1996, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.1 million. In addition, the Primary Account of the Partnership held $44.5 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $174.0 million at March 31, 1996, including long-term notes payable to Rayonier of $173.5 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier.

Capital expenditures for the three months ended March 31, 1996 and 1995 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $4.2 million and $3.6 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On March 31, 1996 and 1995, the Partnership made quarterly distributions of $28.6 million ($1.43 per Unit) and $38.0 million ($1.90 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.5 million and $2.0 million were also made to Class B unitholders and to the General Partners in the first quarter of 1996 and 1995, respectively.

The Board of Directors of the Managing General Partner determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. Because the Partnership does not expect full year 1996 earnings or cash flow from operations to be as strong as in the prior year, distributions for the remainder of the year and the first quarter of 1997 are expected to total less than $6.17, which was the Partnership's cash flow per Class A Unit in 1995.

WHEN THE INITIAL TERM ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT THERE WILL NOT BE ANY REDEMPTION OF THE PARTNERS' CAPITAL ACCOUNTS. THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES AND CASH FLOWS WILL THEN DECREASE FROM 95 PERCENT TO 4 PERCENT. ON A PRO FORMA BASIS, USING 1995 RESULTS AS AN EXAMPLE, CASH FLOW ALLOCABLE PER CLASS A UNIT WOULD DECLINE FROM $6.17 TO APPROXIMATELY 22 CENTS. IN ADDITION, THERE WILL BE SUBSTANTIAL SECONDARY ACCOUNT DEBT THAT WILL MATURE ON JANUARY 1, 2001. THIS DEBT (INCURRED TO FUND LONG-TERM INVESTMENT IN SUCH AREAS AS REFORESTATION AND SILVICULTURAL ACTIVITIES INCLUDING ACCRUED INTEREST) IS EXPECTED TO AMOUNT TO OVER $350 MILLION, MORE THAN THREE TIMES 1995'S NET OPERATING CASH FLOW. IN ACCORDANCE WITH THE PARTNERSHIP AGREEMENT, ALL SECONDARY ACCOUNT DEBT MUST BE REPAID BEFORE ANY DISTRIBUTION OF PARTNERSHIP CASH FLOW RESUMES. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BEGIN TO DECLINE SUBSTANTIALLY SOMETIME PRIOR TO DECEMBER 31, 2000.

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


                                 RAYONIER TIMBERLANDS, L.P.
                                 (A Delaware Limited Partnership)



                                 By:    RAYONIER FOREST RESOURCES
                                           COMPANY
                                        Managing General Partner


                                 By:    KENNETH P. JANETTE
                                        ------------------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)
May 14, 1996

                                  EXHIBIT INDEX



<Caption)
EXHIBIT NO.                   DESCRIPTION                                         LOCATION
- -----------                   -----------                                         --------
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

