Form 10-Q
period 1996-06-30
RAYONIER TIMBERLANDS LP
filed 1996-08-13
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

YES /X/  NO / /

As of August 1, 1996, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Income for the Three Months and
           Six Months Ended June 30, 1996 and 1995                       1

           Balance Sheets as of June 30, 1996 and
           December 31, 1995                                             2

           Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and 1995                                        3

           Notes to Financial Statements                                 4 - 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 10




PART II.   OTHER INFORMATION

Item 5.    Other Information                                             11

Item 6.    Exhibits and Reports on Form 8-K                              11

           Signature                                                     11

           Exhibit Index                                                 12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                                       Three Months                           Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                                      --------------                        --------------

                                                                   1996             1995                1996             1995
                                                                  ------           ------              ------           -----

SALES
     Timber sales
         Unaffiliated parties                                     $36,098          $30,207             $75,980           $67,049
         Rayonier                                                   2,719            6,575               8,334            15,817
                                                                  -------          -------             -------           -------
                                                                   38,817           36,782              84,314            82,866
     Timberland sales                                                 104               83               1,449             2,554
                                                                  -------          -------             -------           -------
                                                                   38,921           36,865              85,763            85,420
                                                                  -------           ------              ------            ------

COSTS AND EXPENSES
     Cost of timber sold
         Unaffiliated parties                                       5,777            4,678              11,455             9,720
         Rayonier                                                     457            1,048               1,271             2,301
                                                                  -------          -------             -------           -------
                                                                    6,234            5,726              12,726            12,021

     Cost of timberland sold                                           15               41                 413               680

     Forest management, overhead and general
       and administrative expenses                                  3,006            3,046               5,889             5,786
                                                                  -------          -------             -------           -------
                                                                    9,255            8,813              19,028            18,487
                                                                  -------          -------             -------           -------

OTHER OPERATING INCOME                                                608              742                 952               965
                                                                  -------          -------             -------           -------

OPERATING INCOME                                                   30,274           28,794              67,687            67,898
                                                                  -------          -------             -------           -------

OTHER INCOME AND DEDUCTIONS
     Primary Account interest income from Rayonier                  1,026            1,229               1,977             2,453
     Secondary Account interest expense to Rayonier                (3,604)          (3,233)             (7,107)           (6,369)
     Minority interest of General Partners in RTOC                   (277)            (268)               (626)             (640)
                                                                  -------          -------             -------           -------
                                                                   (2,855)          (2,272)             (5,756)           (4,556)
                                                                  -------          -------             -------           -------

PARTNERSHIP INCOME                                                $27,419          $26,522             $61,931           $63,342
                                                                  =======          =======             =======           =======

INCOME PER PUBLICLY TRADED CLASS A UNIT*                          $  1.49          $  1.44             $  3.27           $  3.28
                                                                  =======          =======             =======           =======
INCOME PER RAYONIER OWNED CLASS A UNIT*                           $  1.49          $  1.44             $  3.27           $  3.28
                                                                  =======          =======             =======           =======

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                             June 30,                  December 31,
                                                                                               1996                        1995
                                                                                             --------                  ------------
CURRENT ASSETS

     Cash                                                                                    $    213                   $    282
     Receivables, net                                                                          13,857                     10,739
     Inventories                                                                                  288                        584
     Prepaid logging roads                                                                      3,694                      3,946
     Primary Account short-term investment notes of Rayonier                                   46,500                     33,300
     Trade and intercompany receivables from Rayonier and affiliates                            4,182                      4,278
                                                                                             --------                   --------
         Total current assets                                                                  68,734                     53,129

LONG-TERM RECEIVABLES                                                                           1,235                      1,333

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
  OF RAYONIER                                                                                   5,000                      5,000

FIXED ASSETS, NET                                                                               1,079                        924

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                                             280,313                    276,094
                                                                                             --------                   --------

                                                                                             $356,361                   $336,480
                                                                                             ========                   ========


                                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                                        $  8,607                   $  6,420
     Accounts payable                                                                           1,156                      2,887
     Accrued liabilities
         Taxes                                                                                  2,546                      1,738
         All other                                                                                629                        569
     Current timber obligations                                                                   171                        159
     Advances from Rayonier                                                                       105                         75
                                                                                             --------                   --------
         Total current liabilities                                                             13,214                     11,848

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                                         181,200                    166,400

LONG-TERM TIMBER OBLIGATIONS                                                                      337                        486

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                                   5,073                      5,035

PARTNERS' CAPITAL
     General Partners                                                                           5,027                      4,989
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                                                151,510                    147,722
                                                                                             --------                   --------

                                                                                             $356,361                   $336,480
                                                                                             ========                   ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                                                   Six Months
                                                                                                 Ended June 30,
                                                                                                 --------------
                                                                                           1996                  1995
                                                                                          ------                -----

OPERATING ACTIVITIES

     Partnership income                                                                  $ 61,931              $ 63,342
     Non-cash items included in income
         Depletion, depreciation and amortization                                           3,970                 4,271
         Minority interest of General Partners in RTOC                                        626                   640
     Increase in receivables                                                               (3,118)               (1,999)
     Decrease in prepaid logging roads                                                        252                   757
     Increase in advance deposits                                                           2,187                 4,639
     (Decrease) increase in accounts payable and accrued liabilities                         (863)                  689
     Other changes                                                                            422                    63
                                                                                         --------              --------
         Cash provided by operating activities                                             65,407                72,402
                                                                                         --------              --------


INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
         of $326 and $612 in 1996 and 1995                                                 (8,344)               (6,726)
     Increase in Primary Account investment
         notes of Rayonier                                                                (75,000)              (81,000)
     Settlement of Primary Account investment
         notes of Rayonier                                                                 61,800                78,400
     Decrease in long-term receivables                                                         98                    --
                                                                                         --------              --------
         Cash used for investing activities                                               (21,446)               (9,326)
                                                                                         --------              --------


FINANCING ACTIVITIES
     Decrease in timber obligations                                                          (137)                 (127)
     Increase in Secondary Account long-term notes
         payable to Rayonier                                                               14,800                11,050
     Partnership distributions                                                            (58,105)              (73,263)
     Distributions to General Partners of RTOC                                               (588)                 (741)
                                                                                         --------              --------
         Cash used for financing activities                                               (44,030)              (63,081)
                                                                                         --------              --------


CASH
     Net decrease in cash                                                                     (69)                   (5)
     Balance, beginning of year                                                               282                   150
                                                                                         --------              --------
     Balance, end of period                                                              $    213              $    145
                                                                                         ========              ========


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account                                       $   1,977             $   2,453
                                                                                         ========              ========
     Cash paid for interest - Secondary Account                                         $   7,147             $   6,400
                                                                                         ========              ========

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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the six months ended June 30, 1996 and 1995 is as follows:

                                                         Limited Partners         General Partners            Total
                                                         ----------------         ----------------            -----

         Balance, January 1, 1996                             $147,722                 $4,989                $152,711
         Partnership income                                     61,312                    619                  61,931
         Partnership distributions                             (57,524)                  (581)                (58,105)
                                                              --------                 ------                 -------
         Balance, June 30, 1996                               $151,510                 $5,027                $156,537
                                                              ========                 ======                ========

         Balance, January 1, 1995                             $173,785                $ 5,253                $179,038
         Partnership income                                     62,709                    633                  63,342
         Partnership distributions                             (72,530)                  (733)                (73,263)
                                                              --------                  -----                --------
         Balance, June 30, 1995                               $163,964                $ 5,153                $169,117
                                                              ========                 ======                ========


In addition to the RTLP distributions, RTOC distributed $588 and $741 to its General Partners during the first six months of 1996 and 1995, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the six months ended June 30, 1996 and 1995:

                                                                            1996                                  1995
                                                                  -------------------------            --------------------------
                                                                  Primary         Secondary            Primary          Secondary
                                                                  Account          Account             Account           Account
                                                                  -------         ---------            -------          ---------
Timber and timberland sales                                       $84,285          $ 1,478             $82,866           $ 2,554
Interest and other income - net                                     2,475           (6,653)              3,130            (6,081)
Costs and expenses                                                (16,953)          (2,075)            (16,100)           (2,387)
Interest of General Partners in RTOC                                 (698)              72                (699)               59
                                                                  -------          -------             -------           -------

PARTNERSHIP INCOME                                                $69,109          $(7,178)            $69,197           $(5,855)
                                                                  =======          =======             =======           =======



                                                                  Publicly         Rayonier            Publicly          Rayonier
                                                                   Traded            Owned              Traded             Owned
                                                                   A Units          A Units             A Units           A Units
                                                                  --------         --------            --------          --------

Income for Class A Units

     95% of Primary Account                                       $16,610          $49,044             $16,631           $49,106
     4% of Secondary Account                                          (73)            (214)                (59)             (175)
                                                                  -------          -------             -------           -------

Total income for Class A Units                                    $16,537          $48,830             $16,572           $48,931
                                                                  =======          =======             =======           =======


Units outstanding                                               5,060,000       14,940,000           5,060,000        14,940,000
                                                                =========       ==========           =========        ==========

INCOME PER CLASS A UNIT                                           $  3.27          $  3.27             $  3.28           $  3.28
                                                                  =======          =======             =======           =======

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the six months ended June 30, 1996 and 1995:

                                                                                 1996                            1995
                                                                        ------------------------        -------------------------
                                                                        Primary        Secondary        Primary         Secondary
                                                                        Account         Account         Account          Account
                                                                        -------        ---------        -------         ---------

Timber and timberland sales                                          $   84,285      $     1,478      $   82,866      $     2,554
Interest and other income, net                                            2,475           (6,653)          3,130           (6,081)
Costs and expenses - other than non-cash
  items and the General
  Partners' interest in RTOC                                            (13,088)          (1,639)        (11,930)          (1,681)
Capital expenditures                                                       (878)          (7,792)           (857)          (6,481)
General Partners' interest in RTOC                                         (728)             146            (732)             117
                                                                     ----------      -----------      ----------      -----------

OPERATING CASH FLOW                                                  $   72,066      $   (14,460)     $   72,477      $   (11,572)
                                                                     ==========      ===========      ==========      ===========


                                                                      Publicly         Rayonier         Publicly        Rayonier
                                                                       Traded           Owned           Traded            Owned
                                                                       A Units         A Units          A Units          A Units
                                                                     ----------      -----------      ----------      -----------
Cash allocable to Class A Units
     95% of Primary Account                                          $   17,321      $    51,142      $   17,420      $    51,433
     4% of Secondary Account                                               (146)            (432)           (117)            (346)
                                                                     ----------      -----------      ----------      -----------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                                      $   17,175      $    50,710      $   17,303      $    51,087
                                                                      =========       ==========       =========       ==========
Units outstanding                                                     5,060,000       14,940,000       5,060,000       14,940,000
                                                                      =========       ==========       =========       ==========

Primary Account cash flow per unit                                   $     3.42      $      3.42      $     3.44      $      3.44

Secondary Account cash flow per unit                                       (.03)            (.03)           (.02)            (.02)
                                                                     ----------      -----------      ----------      -----------
OPERATING CASH FLOW PER CLASS A UNIT                                 $     3.39      $      3.39      $     3.42      $      3.42
                                                                     ==========      ===========      ==========      ===========

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

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                                     Three Months                              Six Months
                                                                    Ended June 30,                          Ended June 30,
                                                                  ---------------------                  ---------------------

                                                                  1996             1995                  1996             1995
                                                                  ----             ----                  ----             ----
TIMBER SALES
         Northwest                                              $26,367          $23,714               $57,984           $49,399
         Southeast                                               12,450           13,068                26,330            33,467
                                                                -------          -------               -------           -------
                                                                 38,817           36,782                84,314            82,866
                                                                -------          -------               -------           -------

TIMBERLAND SALES
         Northwest                                                   --               --                    --                --
         Southeast                                                  104               83                 1,449             2,554
                                                                -------          -------               -------           -------
                                                                    104               83                 1,449             2,554
                                                                -------          -------               -------           -------

TOTAL SALES                                                     $38,921          $36,865               $85,763           $85,420
                                                                =======          =======               =======           =======

OPERATING INCOME
         Northwest                                              $20,910          $18,554               $46,778           $39,803
         Southeast                                                9,853           10,741                21,889            29,019
         Corporate and other                                       (489)            (501)                 (980)             (924)
                                                                -------          -------               -------           -------
                                                                $30,274          $28,794               $67,687           $67,898
                                                                =======          =======               =======           =======

PARTNERSHIP INCOME                                              $27,419          $26,522               $61,931           $63,342
                                                                =======          =======               =======           =======


SELECTED OPERATING STATISTICS

Northwest harvest volumes
         Stumpage (thousands of MBF)                               37.7             30.8                  82.8              68.4
         Delivered logs (thousands of MBF)                         14.7             11.6                  29.9              20.1
                                                                -------          -------               -------           -------
                                                                   52.4             42.4                 112.7              88.5
                                                                =======          =======               =======           =======

Southeast harvest volumes
         Pine (thousands of tons)                                 436.7            410.8                 893.3           1,001.1
         Hardwoods (thousands of tons)                             46.3             50.3                 102.3              91.3
                                                                -------          -------               -------           -------
                                                                  483.0            461.1                 995.6           1,092.4
                                                                =======          =======               =======           =======


Sales for the six months ended June 30, 1996 were $85.8 million, $0.3 million higher than the first six months of 1995. Timber sales were $84.3 million, up $1.4 million, or 2 percent, from the comparable 1995 period. Timberland sales of $1.4 million were down $1.1 million from 1995.

Partnership income for the six month period of 1996 was $61.9 million, or $3.27 per Class A Unit, down $1.4 million, or 1 cent per Class A Unit, from 1995 results. Operating cash flow allocable to each Class A Unit was $3.39, down 3 cents per Class A Unit.

In the Northwest region, unfavorable market conditions throughout 1995 caused many customers to defer harvesting until late 1995 and into 1996. For the six months ended June 30, 1996, the combined stumpage and delivered log volume was 27 percent above the prior year. However, this increase was partially offset by an 8 percent decline in prices. As a result, sales increased $8.6 million, or 17 percent, to $58.0 million and operating income increased $7.0 million, or 18 percent, to $46.8 million.

In the Southeast region, sales for the six months ended June 30, 1996 declined $8.2 million, or 23 percent, to $27.8 million from the prior year and operating income declined $7.1 million, or 25 percent, to $21.9 million, reflecting lower volume and prices. Overall harvest volume declined 9 percent and prices declined 14 percent from 1995. The declines were due to soft demand from the pulp and paper industry as mills took market downtime.

Operating costs and expenses for the first half of 1996 were $19.0 million, up $0.5 million from 1995. The increase was primarily due to higher logging costs in the Northwest region resulting from increased contract logging activities. The increase in costs and expenses was partially offset by lower depletion costs resulting from reduced harvest volume in the Southeast region.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $0.5 million to $2.0 million in 1996 due to an overall lower average balance of investment notes of Rayonier and lower average interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $0.7 million to $7.1 million.

Partnership income for the second quarter was $27.4 million, or $1.49 per Class A Unit, which is $0.9 million, or 5 cents per Class A Unit, above the 1995 second quarter. Operating cash flow allocable to each Class A Unit was $1.56, up 6 cents per Class A Unit over last year. Sales for the second quarter were $38.9 million, $2.1 million higher than last year's second quarter.

For the second quarter of 1996, the combined stumpage and delivered log volume for the Northwest region was 24 percent higher than the prior year as customers expedited harvesting on expiring stumpage contracts. However, this increase was partially offset by a 10 percent decline in prices caused by weak export and domestic log markets. As a result, second quarter sales increased $2.7 million to $26.4 million and operating income rose $2.4 million to $20.9 million.

Second quarter sales for the Southeast region declined $0.6 million to $12.6 million and operating income declined $0.9 million to $9.9 million, reflecting lower prices. Pine prices declined 10 percent from the prior year due to weak pulp and paper markets.

FUTURE OPERATIONS

For the first six months of 1996, the harvest levels in the Northwest and the Southeast represented approximately 67 percent and 48 percent, respectively, of the current projection of the full year harvest whereas in the first six months of 1995 the harvest levels in the Northwest and the Southeast were 51 percent and 53 percent, respectively, of the actual full year harvest.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of June 30, 1996, volume representing approximately 111 percent of the projected 1996 harvest of stumpage and pine in both regions had been cut or committed under contract. As of June 30, 1995, 116 percent of the final 1995 harvest in both regions had been cut or committed. In the Northwest and Southeast regions, average prices on outstanding contracts as of June 30, 1996 were approximately 25 percent and 3 percent, respectively, below average prices realized during 1995. Therefore, the Partnership does not expect full year 1996 earnings or cash flow from operations to be as strong as in the prior year.

At June 30, 1996, Rayonier held contracts representing approximately 4 percent and 2 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and two additional unrelated customer held contracts representing approximately 27 percent, 17 percent and 16 percent, respectively, of the uncut volume under contract in the Northwest. One unrelated customer held contracts representing approximately 10 percent of the uncut volume under contract in the Southeast. These six customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of June 30, 1996, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $46.5 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $181.7 million at June 30, 1996, including long-term notes payable to Rayonier of $181.2 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier.

Capital expenditures for the six months ended June 30, 1996 and 1995 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $8.7 million and $7.3 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On June 30, 1996 and 1995, the Partnership made quarterly distributions of $26.6 million ($1.33 per Unit) and $31.6 million ($1.58 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.4 million and $1.7 million were also made to Class B unitholders and to the General Partners in the second quarter of 1996 and 1995, respectively.

On July 19, 1996, the Board of Directors of the Managing General Partner announced a third quarter distribution of $1.33 per Class A Unit. The distribution will be paid on September 30, 1996 to unitholders of record on August 30, 1996. The Board determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. Because the Partnership does not expect full year 1996 earnings or cash flow from operations to be as strong as in the prior year, distributions for the remainder of the year and the first quarter of 1997 are expected to total less than $6.17, which was the Partnership's cash flow per Class A Unit in 1995.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

William J. Alley, a director of Rayonier Forest Resources Company, managing general partner of the Partnership, died on July 26, 1996.

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

                            RAYONIER TIMBERLANDS, L.P.
                            (A Delaware Limited Partnership)

                            By:    RAYONIER FOREST RESOURCES
                                       COMPANY
                                   Managing General Partner


                            By     KENNETH P. JANETTE
                                   ----------------------------------
                                   Kenneth P. Janette
                                   Vice President and Corporate Controller
                                   (Chief Accounting Officer)

August 13, 1996

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