Form 10-Q
period 1996-09-30
RAYONIER TIMBERLANDS LP
filed 1996-11-13
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES [X]  NO [ ]

As of November 1, 1996, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Income for the Three Months and
           Nine Months Ended September 30, 1996 and 1995                      1

           Balance Sheets as of September 30, 1996 and
           December 31, 1995                                                  2

           Statements of Cash Flows for the Nine Months Ended
           September 30, 1996 and 1995                                        3

           Notes to Financial Statements                                  4 - 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8 - 10




PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  11

           Signature                                                         11

           Exhibit Index                                                     12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                                 Three Months                      Nine Months
                                                             Ended September 30,               Ended September 30,
                                                          --------------------------        --------------------------
                                                            1996             1995                1996             1995
                                                          ---------        ---------        ---------        ---------
SALES
     Timber sales
         Unaffiliated parties                             $  23,434        $  18,430        $  99,414        $  85,479
         Rayonier                                             3,375            6,284           11,709           22,101
                                                          ---------        ---------        ---------        ---------
                                                             26,809           24,714          111,123          107,580
     Timberland sales                                           201            1,315            1,650            3,869
                                                          ---------        ---------        ---------        ---------
                                                             27,010           26,029          112,773          111,449
                                                          ---------        ---------        ---------        ---------

COSTS AND EXPENSES
     Cost of timber sold
         Unaffiliated parties                                 5,873            4,165           17,328           13,885
         Rayonier                                               879            1,417            2,150            3,718
                                                          ---------        ---------        ---------        ---------
                                                              6,752            5,582           19,478           17,603

     Cost of timberland sold                                     --              368              413            1,048
     Forest management, overhead, and general
       and administrative expenses                            3,050            3,179            8,939            8,965
                                                          ---------        ---------        ---------        ---------
                                                              9,802            9,129           28,830           27,616
                                                          ---------        ---------        ---------        ---------

OTHER OPERATING INCOME                                        1,463            1,178            2,415            2,143
                                                          ---------        ---------        ---------        ---------

OPERATING INCOME                                             18,671           18,078           86,358           85,976
                                                          ---------        ---------        ---------        ---------

OTHER INCOME AND DEDUCTIONS
     Primary Account interest income from Rayonier            1,010            1,043            2,987            3,496
     Secondary Account interest expense to Rayonier          (3,711)          (3,318)         (10,818)          (9,687)
     Minority interest of General Partners in RTOC             (159)            (158)            (785)            (798)
                                                          ---------        ---------        ---------        ---------
                                                             (2,860)          (2,433)          (8,616)          (6,989)
                                                          ---------        ---------        ---------        ---------

PARTNERSHIP INCOME                                        $  15,811        $  15,645        $  77,742        $  78,987
                                                          =========        =========        =========        =========

INCOME PER CLASS A UNIT*                                  $    0.94        $    0.88        $    4.21        $    4.16
                                                          =========        =========        =========        =========


* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                          September 30,  December 31,
                                                                             1996          1995
                                                                           --------       --------
CURRENT ASSETS
     Cash                                                                  $    260       $    282
     Receivables, net                                                        10,857         10,739
     Inventories                                                                457            584
     Prepaid logging roads                                                    4,099          3,946
     Primary Account short-term investment notes of Rayonier                 41,300         33,300
     Trade and intercompany receivables from Rayonier and affiliates          4,188          4,278
                                                                           --------       --------
         Total current assets                                                61,161         53,129

LONG-TERM RECEIVABLES                                                            --          1,333

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES OF RAYONIER                        5,000          5,000

FIXED ASSETS, NET                                                             1,071            924

TIMBER, TIMBERLANDS, AND LOGGING ROADS,
  NET OF DEPLETION AND AMORTIZATION                                         281,728        276,094
                                                                           --------       --------

                                                                           $348,960       $336,480
                                                                           ========       ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                                      $  5,913       $  6,420
     Accounts payable                                                         1,143          2,887
     Accrued liabilities
         Taxes                                                                3,558          1,738
         All other                                                              750            569
     Current timber obligations                                                 171            159
     Advances from Rayonier                                                      91             75
                                                                           --------       --------
         Total current liabilities                                           11,626         11,848

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                       187,700        166,400

LONG-TERM TIMBER OBLIGATIONS                                                    337            486

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                                 4,950          5,035

PARTNERS' CAPITAL
     General Partners                                                         4,905          4,989
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                              139,442        147,722
                                                                           --------       --------

                                                                           $348,960       $336,480
                                                                           ========       ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                        Nine Months
                                                                     Ended September 30,
                                                                --------------------------
                                                                  1996             1995
                                                                ---------        ---------
OPERATING ACTIVITIES
     Partnership income                                         $  77,742        $  78,987
     Non-cash items included in income
         Depletion, depreciation and amortization                   5,801            5,625
         Minority interest of General Partners in RTOC                785              798
     (Increase) decrease in receivables                              (118)             596
     (Increase) decrease in prepaid logging roads                    (153)             106
     (Decrease) increase in advance deposits                         (507)           2,798
     Increase in accounts payable and accrued liabilities             257            1,293
     Other changes                                                    233              (72)
                                                                ---------        ---------
         Cash provided by operating activities                     84,040           90,131
                                                                ---------        ---------


INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
         of $305 and $937 in 1996 and 1995                        (11,582)          (9,313)
     Increase in Primary Account investment
         notes of Rayonier                                       (116,300)        (100,600)
     Settlement of Primary Account investment
         notes of Rayonier                                        108,300          111,700
     Decrease in long-term receivables                              1,333               --
                                                                ---------        ---------
         Cash (used for) provided by investing activities         (18,249)           1,787
                                                                ---------        ---------


FINANCING ACTIVITIES
     Decrease in timber obligations                                  (137)            (126)
     Increase in Secondary Account long-term notes
         payable to Rayonier                                       21,300           15,850
     Partnership distributions                                    (86,106)        (106,526)
     Distributions to General Partners of RTOC                       (870)          (1,077)
                                                                ---------        ---------
         Cash used for financing activities                       (65,813)         (91,879)
                                                                ---------        ---------


CASH
     (Decrease) increase during the period                            (22)              39
     Balance, beginning of period                                     282              150
                                                                ---------        ---------
     Balance, end of period                                     $     260        $     189
                                                                =========        =========


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account               $   2,987        $   3,496
                                                                =========        =========
     Cash paid for interest - Secondary Account                 $  10,851        $   9,701
                                                                =========        =========

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

ALLOCATIONS OF PARTNERSHIP INTEREST

RTLP records all of its activities in two accounts, the Primary Account and the Secondary Account. The Class A unitholders, the Class B unitholders and the General Partners all participate in both accounts, but in different percentages. The participation in the revenues and expenses of RTLP is as follows:

                                                Primary     Secondary
                                                Account      Account
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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the nine months ended September 30, 1996 and 1995 is as follows:

                              Limited Partners  General Partners      Total
Balance, January 1, 1996          $ 147,722        $   4,989        $ 152,711
Partnership income                   76,965              777           77,742
Partnership distributions           (85,245)            (861)         (86,106)
                                  ---------        ---------        ---------
Balance, September 30, 1996       $ 139,442        $   4,905        $ 144,347
                                  =========        =========        =========

Balance, January 1, 1995          $ 173,785        $   5,253        $ 179,038
Partnership income                   78,197              790           78,987
Partnership distributions          (105,460)          (1,066)        (106,526)
                                  ---------        ---------        ---------
Balance, September 30, 1995       $ 146,522        $   4,977        $ 151,499
                                  =========        =========        =========


In addition to the RTLP distributions, RTOC distributed $870 and $1,077 to its General Partners during the first nine months of 1996 and 1995, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the nine months ended September 30, 1996 and 1995:

                                                       1996                            1995
                                           --------------------------        --------------------------
                                             Primary         Secondary        Primary         Secondary
                                             Account          Account         Account          Account
                                           ---------        ---------        ---------        ---------
Timber and timberland sales                $ 111,094        $   1,679        $ 107,580        $   3,869
Interest and other income - net                4,761          (10,177)           5,219           (9,267)
Costs and expenses                           (25,792)          (3,038)         (24,002)          (3,614)
Interest of General Partners in RTOC            (900)             115             (888)              90
                                           ---------        ---------        ---------        ---------

PARTNERSHIP INCOME                         $  89,163        $ (11,421)       $  87,909        $  (8,922)
                                           =========        =========        =========        =========


                                       Total for          Total for
                                      All A Units        All A Units
                                     ------------        ------------
Income for Class A Units
     95% of Primary Account          $     84,704        $     83,514
     4% of Secondary Account                 (457)               (357)
                                     ------------        ------------

Total income for Class A Units       $     84,247        $     83,157
                                     ============        ============

Units outstanding                      20,000,000          20,000,000
                                     ============        ============

INCOME PER CLASS A UNIT              $       4.21        $       4.16
                                     ============        ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the nine months ended September 30, 1996 and 1995:

                                                         1996                              1995
                                               --------------------------        --------------------------
                                                Primary         Secondary        Primary          Secondary
                                                Account          Account          Account          Account
                                               ---------        ---------        ---------        ---------
Timber and timberland sales                    $ 111,094        $   1,679        $ 107,580        $   3,869
Interest and other income, net                     4,761          (10,177)           5,219           (9,267)
Costs and expenses - other than non-cash
  items and the General
  Partners' interest in RTOC                     (20,159)          (2,565)         (18,533)          (2,543)
Capital expenditures                              (1,126)         (10,761)          (1,135)          (9,115)
General Partners' interest in RTOC                  (946)             218             (931)             171
                                               ---------        ---------        ---------        ---------

OPERATING CASH FLOW                            $  93,624        $ (21,606)       $  92,200        $ (16,885)
                                               =========        =========        =========        =========



                                             Total for          Total for
                                            All A Units         All A Units
                                           ------------        ------------
Cash allocable to Class A Units
     95% of Primary Account                $     88,943        $     87,590
     4% of Secondary Account                       (864)               (675)
                                           ------------        ------------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                            $     88,079        $     86,915
                                           ============        ============

Units outstanding                            20,000,000          20,000,000
                                           ============        ============

Primary Account cash flow per unit         $       4.44        $       4.38

Secondary Account cash flow per unit               (.04)               (.03)
                                           ------------        ------------

OPERATING CASH FLOW PER CLASS A UNIT       $       4.40        $       4.35
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

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                       Three Months                        Nine Months
                                                    Ended September 30,                Ended September 30,
                                                 --------------------------        --------------------------
                                                    1996            1995             1996              1995
                                                 ---------        ---------        ---------        ---------
TIMBER SALES
         Northwest                               $  14,487        $  14,670        $  72,471        $  64,069
         Southeast                                  12,322           10,044           38,652           43,511
                                                 ---------        ---------        ---------        ---------
                                                    26,809           24,714          111,123          107,580
                                                 ---------        ---------        ---------        ---------

TIMBERLAND SALES
         Northwest                                      --               --               --               --
         Southeast                                     201            1,315            1,650            3,869
                                                 ---------        ---------        ---------        ---------
                                                       201            1,315            1,650            3,869
                                                 ---------        ---------        ---------        ---------

TOTAL SALES                                      $  27,010        $  26,029        $ 112,773        $ 111,449
                                                 =========        =========        =========        =========

OPERATING INCOME
         Northwest                               $   8,507        $   9,382        $  55,285        $  49,185
         Southeast                                  10,655            9,154           32,544           38,173
         Corporate and other                          (491)            (458)          (1,471)          (1,382)
                                                 ---------        ---------        ---------        ---------
                                                 $  18,671        $  18,078        $  86,358        $  85,976
                                                 =========        =========        =========        =========

PARTNERSHIP INCOME                               $  15,811        $  15,645        $  77,742        $  78,987
                                                 =========        =========        =========        =========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
         Stumpage (thousands of MBF)                  13.8             10.6             96.6             79.0
         Delivered logs (thousands of MBF)            21.1             15.8             51.0             35.9
                                                 ---------        ---------        ---------        ---------
                                                      34.9             26.4            147.6            114.9
                                                 =========        =========        =========        =========

Southeast harvest volumes
         Pine (thousands of tons)                    431.9            303.4          1,325.2          1,304.5
         Hardwoods (thousands of tons)                64.1             72.5            166.4            163.8
                                                 ---------        ---------        ---------        ---------
                                                     496.0            375.9          1,491.6          1,468.3
                                                 =========        =========        =========        =========


Sales for the nine months ended September 30, 1996 were $112.8 million, $1.3 million or 1 percent higher than the first nine months of 1995. Timber sales were $111.1 million, up $3.5 million, or 3 percent, from the comparable 1995 period. Timberland sales of $1.7 million were $2.2 million lower than 1995.

Partnership income for the nine month period was $77.7 million, a decrease of $1.2 million from 1995. However, the decrease was primarily due to higher Secondary Account interest expense, only 4 percent of which is charged to the Class A Unitholders.

Income per Class A Unit of $4.21 was up 5 cents per Class A Unit from 1995 and operating cash flow allocable per Class A Unit was $4.40, 5 cents higher than 1995.

For the nine months ended September 30, 1996, the stumpage and delivered log volume in the Northwest was 28 percent higher than the prior year as customers expanded harvesting in recognition of stronger export and domestic log markets. Also, unfavorable market conditions throughout 1995 caused many customers to defer harvesting until late 1995 and into 1996. This increase was partially offset by a 12 percent decline in prices. As a result, sales increased $8.4 million, or 13 percent, to $72.5 million and operating income increased $6.1 million, or 12 percent, to $55.3 million.

In the Southeast, sales for the nine months ended September 30, 1996 declined $7.1 million, or 15 percent, to $40.3 million from the prior year and operating income declined $5.6 million, or 15 percent, to $32.5 million. Harvest volume increased 2 percent, but was more than offset by a 13 percent decline in prices from 1995. The price decline resulted from softness in demand from the pulp and paper industry. Operating results in 1996 were also unfavorably impacted by reduced timberland sales of $2.2 million.

Operating costs and expenses for the first nine months of 1996 were $28.8 million, up $1.2 million from 1995. The increase was primarily due to higher contract logging costs and commercial thinning activities in the Northwest and higher depletion resulting from increased harvest volumes in both regions. The cost of timberland sold was $0.4 million, down $0.6 million from the prior year due to reduced sales activity in the Southeast.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $0.5 million to $3.0 million in 1996 due to a lower average balance and lower interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.1 million to $10.8 million.

Sales for the third quarter were $27.0 million, $1.0 million higher than last year's third quarter. Partnership income was $15.8 million, or $0.94 per Class A Unit, $0.2 million, or 6 cents per Class A Unit, above the 1995 third quarter. Operating cash flow allocable to each Class A Unit was $1.01, 8 cents per Class A Unit higher than last year.

For the third quarter of 1996, the stumpage and delivered log volume for the Northwest region was 32 percent higher than the prior year as customers expanded harvesting in recognition of stronger export and domestic log markets. The volume increase was offset by a 25 percent decline in prices from the prior year levels, reflective of weak export and domestic log markets at the time the contracts were initiated. As a result, third quarter sales decreased $0.2 million to $14.5 million and operating income declined $0.9 million to $8.5 million.

Third quarter sales for the Southeast region increased $1.2 million to $12.5 million and operating income rose $1.5 million to $10.7 million from the prior year, reflecting higher volume partially offset by lower prices. The pine volume for the Southeast was 42 percent higher than the prior year as customers accelerated harvesting on expiring contracts. Also, dry weather in 1995 increased the regions available timber supply, causing customers to delay harvesting on typically drier higher priced Partnership timber tracts. However, pine prices declined 12 percent from the prior year due to contracts previously entered into during weak pulp and paper markets.

FUTURE OPERATIONS

For the first nine months of 1996, the harvest levels in the Northwest and the Southeast represented approximately 80 percent and 72 percent, respectively, of the current projection of the 1996 harvests whereas in the first nine months of 1995 the harvest levels in the Northwest and the Southeast were 66 percent and 72 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of September 30, 1996, volume representing approximately 118 percent of the projected 1996 harvest had been cut or committed under contract, a level similar to that which existed at September 30, 1995. In the Northwest and Southeast regions, average prices on outstanding contracts as of September 30, 1996 were approximately 25 percent and 5 percent, respectively, below average prices realized during 1995. Therefore, the Partnership does not expect fourth quarter or full year 1996 earnings or cash flow from operations to be as strong as in the prior year on both an aggregate basis and on a per Class A Unit basis.

The Partnership held contracts at September 30, 1996 with Rayonier representing approximately 3 percent and 7 percent of the uncut harvest volume in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 27 percent of the uncut volume under contract in the Northwest. Four additional unrelated customers held contracts representing from 10 percent to 20 percent individually and 52 percent in total of the uncut Northwest volume under contract. These seven customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of September 30, 1996, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $41.3 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $188.2 million at September 30, 1996, including long-term notes payable to Rayonier of $187.7 million. These notes primarily funded Secondary Account expenditures for costs such as site preparation, reforestation and pre-commercial thinning.

Capital expenditures for the nine months ended September 30, 1996 and 1995 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $11.9 million and $10.3 million, respectively. Funding of future capital requirements is expected to continue from Rayonier.

On September 30, 1996 and 1995, the Partnership made quarterly distributions of $26.6 million ($1.33 per Unit) and $31.6 million ($1.58 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.4 million and $1.7 million were also made to Class B unitholders and to the General Partners in the third quarter of 1996 and 1995, respectively.

On October 18, 1996, the Board of Directors of the Managing General Partner announced a fourth quarter distribution of $1.33 per Class A Unit. The distribution will be paid on December 31, 1996 to unitholders of record on November 29, 1996. The Board determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. Because the Partnership does not expect full year 1996 earnings or cash flow from operations to be as strong as in the prior year, distributions for the last three quarters of 1996 and the first quarter of 1997 are expected to total less than $6.17, which was the Partnership's cash flow per Class A Unit in 1995.

WHEN THE INITIAL TERM ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT UNITHOLDERS WILL NOT BE ENTITLED TO HAVE THEIR PARTNERSHIP CAPITAL ACCOUNTS REDEEMED UNTIL THE PARTNERSHIP FORMALLY ENDS IN THE YEAR 2035. THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES AND CASH FLOWS WILL THEN DECREASE FROM 95 PERCENT TO 4 PERCENT. ON A PRO FORMA BASIS, USING 1995 RESULTS AS AN EXAMPLE, CASH FLOW ALLOCABLE PER CLASS A UNIT WOULD DECLINE FROM $6.17 TO APPROXIMATELY 22 CENTS. IN ADDITION, THERE WILL BE SUBSTANTIAL SECONDARY ACCOUNT DEBT THAT WILL MATURE ON JANUARY 1, 2001. THIS DEBT (INCURRED TO FUND LONG-TERM INVESTMENT IN SUCH AREAS AS REFORESTATION AND SILVICULTURAL ACTIVITIES INCLUDING ACCRUED INTEREST) IS EXPECTED TO AMOUNT TO OVER $350 MILLION, MORE THAN THREE TIMES 1995'S NET OPERATING CASH FLOW. IN ACCORDANCE WITH THE PARTNERSHIP AGREEMENT, ALL SECONDARY ACCOUNT DEBT MUST BE REPAID BEFORE ANY DISTRIBUTION OF PARTNERSHIP CASH FLOW RESUMES. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BE DECREASING SUBSTANTIALLY AS DECEMBER 31, 2000 APPROACHES.

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

                                    RAYONIER TIMBERLANDS, L.P.
                                    (A Delaware Limited Partnership)

                                    By:RAYONIER FOREST RESOURCES
                                           COMPANY
                                       Managing General Partner

                                    By KENNETH P. JANETTE
                                       ---------------------------------------
                                       Kenneth P. Janette
                                       Vice President and Corporate Controller
                                       (Chief Accounting Officer)

November 13, 1996

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                              LOCATION

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