Form 10-K405
period 1996-12-31
RAYONIER TIMBERLANDS LP
filed 1997-03-28
CIK 778439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M  1 0 - K

(Mark One)
   ( x ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
            For the year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES (x) NO ( )


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (x)


The aggregate market value of the Class A Units held by non-affiliates of the Registrant as of March 10, 1997 was approximately $79,063,000. (For the purposes of determining the above stated amount only, all directors and officers of the Special General Partner and the Managing General Partner of the Registrant are presumed to be affiliates.)

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

                          INDEX TO FINANCIAL STATEMENTS


    Report of Management                                         F-1

    Report of Independent Public Accountants                     F-2

    Statements of Income for the Three Years
      Ended December 31, 1996                                    F-3

    Balance Sheets as of December 31, 1996 and 1995              F-4

    Statements of Cash Flows for the Three Years
      Ended December 31, 1996                                    F-5

    Statements of Partners' Capital for the Three Years
      Ended December 31, 1996                                    F-6

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

   On November 19, 1985, Rayonier contributed approximately 1.19 million acres of its timberlands owned in fee or held under long-term leases (the Timberlands) to the Partnership in exchange for 20,000,000 Class A Depositary Units (Class A Units) representing Class A limited partners' interests in the Partnership and 20,000,000 Class B Depositary Units (Class B Units) representing Class B limited partners' interests in the Partnership. Also on such date, in a registered public offering, Rayonier offered and sold 5,060,000 Class A Units. Therefore, at all times after such date to and including December 31, 1996, Rayonier has held 74.7 percent of the Partnership's issued and outstanding Class A Units and 100 percent of the Partnership's issued and outstanding Class B Units.

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

   The Partnership negotiates and contracts for the sale of standing timber (stumpage) at fixed prices with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20 percent deposit and/or performance bond and generally have a 12- to 24-month life. The Partnership also conducts, or contracts for third parties to conduct, harvesting operations and sells the logs harvested if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional units or other consideration.

   Partnership sales to Rayonier, for use in Rayonier's specialty pulp products and timber and wood products businesses, were 10 percent, 17 percent and 13 percent of total timber sales in 1996, 1995 and 1994, respectively. See Timber Markets and Sales; Affiliated Party Transaction for further information. Copies of Rayonier's Annual Report and Form 10-K (without exhibits) as filed with the Securities and Exchange Commission are available without charge, upon request from the Corporate Secretary, Rayonier Inc., 1177 Summer Street, Stamford, CT 06905-5529. Telephone: 203-348-7000.

   Three customers under common ownership (not affiliated with the Partnership) accounted for approximately 9 percent, 10 percent and 18 percent of total timber sales in 1996, 1995 and 1994, respectively. In addition, one unrelated customer represented approximately 10 percent of timber sales in 1996. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations.

   The Partnership and the Operating Partnership have no officers, directors or employees; in addition, RFR has no employees. Officers of RFR and officers and employees of Rayonier perform all management functions for the Partnership. As of December 31, 1996, Rayonier had approximately 2,700 employees of which approximately 160 are active in its U.S. Timberlands Management business.

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

   The timing of harvest of merchantable timber depends in part on the maturing cycles of timber and on economic conditions. Timber on the Partnership's 369,000 acres of timberlands in the state of Washington (the Northwestern Timberlands) consists predominantly of conifer species, is currently thinned at approximately 15 years of age and is harvested after attaining approximately 45-50 years of age. The Partnership's policy is to maintain a sustainable annual harvest level in the Northwest in the range of 160 to 170 million board feet per year, as compared to an average of 187 million board feet harvested during the last three years.

   Timber on the Partnership's 778,000 acres of timberland in Georgia, Florida and South Carolina (the Southeastern Timberlands) typically has a shorter maturity cycle than timber in the Northwestern United States. Pine plantations in the Southeastern Timberlands are typically harvested on average after they reach approximately 20-25 years of age. Due to intensive forest and land management as well as silvicultural investment, pine volume per acre available for harvest in the future on the Southeastern Timberlands is expected to increase. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations. By the year 2000, the annual pine harvest rate in this region is now expected to be approximately 4 percent greater than the 1996 harvest.

   See Federal and State Regulation for a description of issues that may impact Partnership's timber harvest rates.

DESCRIPTION OF TIMBERLANDS

The Timberlands consist of approximately 1.15 million acres, as of December 31, 1996, located in the state of Washington, primarily on the Olympic Peninsula, and in Georgia, Florida and South Carolina. Approximately 1.02 million acres are owned in fee, while approximately 126,000 acres are held under long-term lease. Each of these regions contains tracts of timber located within the operating radius of a number of pulp and paper mills, sawmills, plywood mills and wood treating plants.

   ACREAGE. The following table sets forth, as of December 31, 1996, the location and type of ownership that the Partnership has with respect to the Timberlands.

                                                    HELD UNDER
                                            OWNED    LONG-TERM
                                            IN FEE    LEASE(1)   TOTAL
                                             -----     -----     -----
                                                (Thousands of acres)

       Northwestern Timberlands
          Olympic Peninsula of Washington      369        --       369
                                             -----     -----     -----
       Southeastern Timberlands
          Georgia                              487        47       534
          Florida                              164        79       243
          South Carolina                         1        --         1
                                             -----     -----     -----
             Total Southeastern                652       126       778
                                             -----     -----     -----

       Total Timberlands                     1,021       126     1,147
                                             =====     =====     =====

(1) The long-term leases permit the Partnership as lessee to manage and harvest timberlands throughout the term of the lease. These leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. The remaining portions of the initial terms of these leases averaged 20 years as of December 31, 1996. Annual rentals are paid to the lessor and, in some cases, the leases provide for payment of a percentage of stumpage values to the lessor as timber is cut. In addition, the leases impose certain duties on the lessee regarding management and reforestation of the leased acres. In general, leased acreage has less value than the same acreage would have if owned in fee because of the obligations imposed upon the lessee under the terms of the lease.


   TIMBER INVENTORY. The Timberlands owned in fee or held under long-term leases include, as of December 31, 1996, total estimated merchantable timber inventory of approximately 9.4 million cunits of wood, of which approximately 77 percent is softwood. See Glossary of Forestry Terms - Merchantable Timber. A cunit represents 100 cubic feet of fiber and is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. The following table sets forth the estimated volumes of merchantable timber on the Timberlands by location and type, as of December 31, 1996.

                                                 ESTIMATED MERCHANTABLE TIMBER INVENTORY(1)
                                                 ------------------------------------------
REGION                                                    SOFTWOOD   HARDWOOD   TOTAL
------                                                    --------   --------   -----

Northwestern Timberlands, in million board feet             2,149        210     2,359

Southeastern Timberlands, in thousands of
   short green tons                                         8,873      6,346    15,219

Total, in thousands of cunits                               7,278      2,153     9,431

(1) The merchantable timber inventory volumes represent an estimate of the amount of standing timber at its earliest age that could, under varying economic conditions, be harvested. Estimates by the Partnership for management purposes are based on its continuing inventory system, which involves periodic statistical sampling of the Timberlands, with updating adjustments made on the basis of growth estimates, harvest information and market conditions. The estimated merchantable timber inventory is not a reflection of the amount of timber that will be available to be cut in any specific period of time, nor is future growth predicted. See Forestry Operations.

   THE NORTHWESTERN TIMBERLANDS. The Northwestern Timberlands are located in Washington, primarily on the Olympic Peninsula. All of these Timberlands are owned in fee. The Northwestern Timberlands include approximately 315,000 acres of conifer (softwood) stands, approximately 72 percent of which is stocked with hemlock and the remainder of which is stocked with Douglas fir, western red cedar and white fir. The Northwestern Timberlands also include approximately 18,000 acres of hardwood timber stands consisting principally of alder and maple, with lesser amounts of conifers. The remaining 36,000 acres are classified as non-forest lands.

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

   The Northwestern Timberlands are near ocean ports and are well-positioned to serve the Pacific Rim export market. More than half of the timber sold from the Northwestern Timberlands is of export quality. Rayonier operated a pulp mill at Port Angeles, Washington, until its closure on February 28, 1997. There are still eight other pulp and paper mills and numerous sawmills, plywood plants and other wood converting facilities in the region.

   THE SOUTHEASTERN TIMBERLANDS. The Southeastern Timberlands are located in Georgia, Florida and South Carolina and include approximately 652,000 acres of timberlands owned in fee and approximately 126,000 acres held under long-term leases. The Southeastern Timberlands include approximately 502,000 acres of pine (softwood) lands, approximately 262,000 acres of hardwood lands and approximately 14,000 non-forest acres.

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

STUMPAGE PRICES AND INDUSTRY CONDITIONS

Stumpage prices vary depending on the market for end-use products that rely on timber and wood fiber as raw materials. Stumpage values tend to be higher for larger diameter trees because of higher-value end uses. Larger diameter trees are used as sawtimber, which is processed into lumber, plywood and poles, while smaller diameter trees are used as pulpwood for the manufacture of paper and pulp. Intermediate diameters can be used as chip 'n saw material producing less lumber and more chips than sawlogs. International as well as domestic supply and demand forces (including the value of the U.S. dollar in foreign exchange markets) also affect regional stumpage prices in the U.S. Local stumpage prices are dependent upon factors such as geographic location of the property, proximity to a mill or export facility, logging conditions, accessibility of the timber, size and quality of the timber, species composition of the stand and timber volume per acre.

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

   Since the inception of the Partnership, 29 percent of its timber sales in the Northwest and 12 percent of its timber sales in the Southeast have been to Rayonier. The following table shows the volumes of timber sold by the Partnership to Rayonier for the three years ended December 31, 1996. It also shows the volumes of timber on the Timberlands that were sold to unaffiliated purchasers for the periods indicated.

                   TIMBER SOLD BY THE PARTNERSHIP TO RAYONIER
                      AND SALES TO UNAFFILIATED PURCHASERS
                                    (Cunits)

                                      Year Ended December 31
             -------------------------------------------------------------------------
                    1996                       1995                       1994
             --------------------      --------------------       --------------------

             Timber       Sales to     Timber       Sales to       Timber      Sales to
             Sold to    Unaffiliated   Sold to    Unaffiliated    Sold to    Unaffiliated
             Rayonier    Purchasers    Rayonier    Purchasers     Rayonier    Purchasers
             -------      -------      -------      -------       --------     -------
Northwest     53,158      387,221       72,280      327,987         83,752     363,471
Southeast     21,938      528,447       64,694      474,039         29,057     505,320
             -------      -------      -------      -------       --------     -------

Total         75,096      915,668      136,974      802,026        112,809     868,791
              ======      =======      =======      =======        =======     =======

   Rayonier continues to rely on the Timberlands as one of its sources of timber for its pulp mills and sawmill facilities in the Southeast and its log trading business in the Northwest, although to a lesser extent than previously. For example, although Rayonier directly purchased only 4 percent of the Partnership's 1996 Southeast harvest volume, the Partnership estimates that an additional 11 percent of its timber sold in the Southeast in 1996 was purchased by Rayonier on the open market from Partnership customers. See Conflicts of Interest. Any shutdowns of plants or curtailments of sales by customers for Partnership timber, including Rayonier, could adversely affect future volumes of timber sales by the Partnership or the prices at which such sales are made.

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

   The Partnership develops an annual sales plan identifying the specific tracts to be sold and the specific tracts to be harvested by the Partnership. The Partnership's strategy is to award stumpage sales contracts during those periods of the year (typically the first and fourth quarters) in which it expects to receive the best prices. However, under certain market conditions, the Partnership will reduce the number of stumpage sales placed for bid at any one time. In the Northwest, the Partnership has also increased its sale of logs from stepped up commercial thinning activities as well as from Partnership harvesting operations on tracts that are environmentally sensitive.

   Before the Partnership offers a tract for sale, it determines whether the highest price is likely to be achieved through public bid or direct negotiation. The Partnership considers such factors as timber quality, unusual logging conditions, number of potential bidders and general market activity. In 1996, approximately 92 percent in the Northwest and 57 percent in the Southeast of all contracts entered into by the Partnership were awarded through public bid; when Rayonier submits a bid, it is treated no differently than bids from unaffiliated parties. Occasionally, tract and market circumstances favor a negotiated sale to a target buyer. Of the contracts awarded through direct negotiation in 1996, none in the Northwest and 3 percent in the Southeast were purchased by Rayonier.

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

   See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations for information as to timber sales contracts in effect at December 31, 1996.

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

ENVIRONMENTAL PROTECTION

Managing the Timberlands in order to protect the environment is a continuing concern of the Partnership. The Partnership expends considerable efforts to comply with regulatory requirements for reforestation, protection of streams and wildlife habitat, use of pesticides and minimization of stream sedimentation and soil erosion. From time to time the Partnership volunteers to, or may be required to, clean up certain dump sites created by the general public. The Partnership also participates in cooperative projects with environmental agencies, such as conducting watershed analysis in cooperation with federal and state agencies to protect public resources (primarily salmon and steelhead); implementing a Wildlife Plan developed in cooperation with the Washington state Department of Fish and Wildlife to protect the northern spotted owl; several joint studies (with federal and state wildlife agencies and universities) of marbled murrelets, northern goshawks and northern spotted owls on the Olympic Peninsula of Washington; a program with the Georgia Department of Natural Resources to monitor hairy rattleweed, a threatened species; and an effort with the U.S. Fish and Wildlife Service to develop an information base on whether Bartram's ixia constitutes an endangered species. See Federal and State Regulation.

   While environmental restrictions may result in a reduction in the value of the Partnership's harvestable timber, environmental protection is not expected to result in significant out-of-pocket costs or capital expenditures.

FEDERAL AND STATE REGULATION

In the management and operation of the Timberlands, the Partnership is subject to various state and federal laws regulating land use. To some degree, these laws may operate as constraints on the manner in which portions of the Timberlands are managed and operated and the markets into which the timber from the Timberlands may be sold.

   Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past six years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. In May of 1996, the Washington Forest Practices Board adopted a permanent rule for the protection of the northern spotted owl which included increased regulation within a "Special Emphasis Area" (SEA) on a portion of the Partnership's lands on the Olympic Peninsula. As a result of the Partnership's efforts in working cooperatively with the Washington state Department of Fish and Wildlife, approximately half of the Partnership's lands originally slated for inclusion in the SEA were placed in a separate area covered by a voluntary Wildlife Plan. The management of the Partnership believes this voluntary Wildlife Plan will allow more flexibility in planning and conducting timber harvest activities, while at the same time providing more and better habitat for the northern spotted owl over the long term than the regulatory regime of the SEA would have done. The Washington state northern spotted owl rule is not expected to have a significant impact on the harvest activities of the Partnership as a whole. The U.S. Fish and Wildlife Service is also in the process of developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. It now appears likely that this rule, if adopted, will not differ substantially from the Washington state rule in its impacts on the Partnership's lands.

   The Washington state Forest Practices Board is also in the process of adopting a rule for the protection of the marbled murrelet. The Partnership is unable at this time to predict the form in which this rule will finally be adopted or the extent of the impact on the Partnership's operations.

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

   The Partnership owns only the merchantable timber rights (except for 50 trees per acre) on approximately 11,000 acres of real estate owned by Rayonier and Rayland Company, Inc., a real estate subsidiary of Rayonier.

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

   The partners maintain their accounts throughout the life of the Partnership (to the year 2035) and there will not be any return of the partners' capital investment when the Initial Term ends. Only their respective interests in the Partnership activity will change beginning January 1, 2001. After December 31, 2000, it is expected that Class A Units will not retain any significant value as Class A unitholders will only have a 4 percent interest in the Partnership's revenues, expenses and cash flow. On a pro forma basis, using 1996 results as an example, cash flow allocable per Class A Unit would decline from $5.69 to approximately $0.24. In addition, there will be substantial Secondary Account debt that will mature on January 1, 2001. This debt (incurred to fund long-term investment in such areas as reforestation and silvicultural activities including accrued interest) is expected to exceed $350 million, more than three times 1996's net operating cash flow. In accordance with the Partnership Agreement, all Secondary Account debt must be repaid before any distribution of Partnership cash flow resumes. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BE DECREASING SUBSTANTIALLY AS DECEMBER 31, 2000 APPROACHES.

   DISTRIBUTIONS. The Board of Directors of the Managing General Partner determines the amount of distributions made to Class A unitholders from cash available from operations after provisions for working capital, capital expenditures, asset acquisitions and other reserves as required. With the Initial Term approaching its expiration date of December 31, 2000, the Managing General Partner has determined that such cash provisions can be kept to minimum levels. Therefore, distributions are intended to approximate actual Partnership results each year. This will be accomplished by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary.

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

CHIP `N SAW TIMBER: Intermediate diameter sawtimber that is suitable to produce small dimension lumber and wood chips, which is the basic raw material for pulp.

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

CUNIT: A unit of measure for standing timber equal to 100 cubic feet of solid wood. It is the customary common unit of measure to consolidate regional information based on local commercial measurements such as board feet or tons. The conversion ratios can vary by region, age class and species. The Partnership has determined the total timber inventory utilizing cunit conversion factors of approximately .43 MBF or 3.8 tons.

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

MERCHANTABLE TIMBER: Minimum size timber for which there might be a commercial market. In the South, trees as small as five inches D.B.H. can be used by the industry while in the Northwest trees must be much larger to be usable. The Partnership currently follows the convention that timber older than 18 years in the Southeast and 40 years in the Northwest is of minimum merchantable size. The Partnership has revised its definition of merchantable timber in the Southeast to better reflect its business operations and harvest practices. Such revision is not expected to change the amount of timber to be cut during the remainder of the Initial Term of the Partnership. It should be recognized that timber of minimum merchantable size has not yet reached its optimum economic value and the typical harvest cycle is on average 23 years in the Southeast and 50 years in the Northwest.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                 Class A Units - Market Price
                              ----------------------------------
                                   1996                1995
                              --------------      --------------
        QUARTER ENDED         High      Low       High      Low
        -------------         ----      ----      ----      ----
        March 31             $30.25    $19.25    $38.25    $32.13
        June 30               25.13     16.75     35.63     33.00
        September 30          20.25     15.13     36.00     33.25
        December 31           18.00     14.00     35.88     24.88

   The above table reflects the range of market prices of RTLP Class A Units as reported in the consolidated transaction reporting system of the New York Stock Exchange, the principal market in which this security is traded, under the trading symbol LOG.

   During the two-month period ended February 28, 1997, the high and low market prices of RTLP Class A Units were $18.75 and $14.63, respectively.

                                      Class A Units - Distributions
                                      -----------------------------
        QUARTER ENDED                 1996                     1995
        -------------                 ----                     ----
        March 31                      $1.43                   $1.90
        June 30                        1.33                    1.58
        September 30                   1.33                    1.58
        December 31                    1.33                    1.58


   On February 13, 1997, the Board of Directors of RFR declared a first quarter 1997 distribution of $1.70 per Class A Unit payable on March 31, 1997 to unitholders of record on February 28, 1997. In keeping with the Board's previously announced distribution policy, this distribution, when added to the distributions previously paid in the second, third and fourth quarters of 1996, makes the total of those four quarterly distributions equal to $5.69, the Partnership's cash flow per Class A Unit for 1996. In announcing the first quarter distribution, the Board indicated that Partnership results for 1997 are not expected to be as strong as 1996. Accordingly, distributions to be paid in the second, third and fourth quarters of 1997 and the first quarter of 1998, which will be based on cash flow per Class A Unit for 1997, are expected to total less than $5.69. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flow.

   As of February 28, 1997, there were approximately 1,800 unitholders of record of Class A Units.


ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial information set forth below is derived from the financial statements of Rayonier Timberlands, L.P. Such selected historical financial information should be read in conjunction with such financial statements and notes thereto appearing elsewhere herein.

                                                      For The Year Ended
                                          -----------------------------------------
                                          1996     1995     1994     1993     1992
                                          -----    -----    -----    -----    -----
CONSOLIDATED OPERATING DATA
(thousands of cunits(1))
Timber sold to Rayonier                    75.1    137.0    112.8    127.6    145.3
Timber sold to unaffiliated purchasers    915.7    802.0    868.8    699.6    779.9
                                          -----    -----    -----    -----    -----
Timber sales volume                       990.8    939.0    981.6    827.2    925.2
                                          =====    =====    =====    =====    =====

                                                        For The Year Ended
                                     --------------------------------------------------------
                                       1996        1995        1994        1993        1992
                                     --------    --------    --------    --------    --------
REGIONAL OPERATING DATA
Northwest(2)
  Timber sales
     (thousands of dollars)           $91,674     $95,168    $114,970     $70,625     $64,998
                                     ========    ========    ========    ========    ========
  Stumpage (thousands of MBF)           123.8       117.1       140.8       108.8       168.8
  Delivered logs
     (thousands of MBF)                  67.7        56.9        53.6        34.1        26.6
                                     --------    --------    --------    --------    --------
    Total Northwest                     191.5       174.0       194.4       142.9       195.4
                                     ========    ========    ========    ========    ========

Southeast(3)
  Timber sales
     (thousands of dollars)           $53,765     $58,929     $50,231     $44,312     $33,645
                                     ========    ========    ========    ========    ========
  Pine (thousands of tons)            1,857.7     1,779.5     1,875.9     1,719.0     1,608.4
  Hardwood
     (thousands of tons)                233.8       267.7       154.7       175.2       199.6
                                     --------    --------    --------    --------    --------
    Total Southeast                   2,091.5     2,047.2     2,030.6     1,894.2     1,808.0
                                     ========    ========    ========    ========    ========

INCOME DATA
   (thousands of dollars)
Total sales                          $147,906    $160,268    $166,521    $116,047    $116,395
Total expenses, net                    48,357      46,806      43,602      33,821      30,809
Partnership income                     99,549     113,462     122,919      82,226      85,586

CLASS A UNIT DATA (dollars)
Income per publicly traded
  Class A Unit(4)                       $5.43       $5.91       $6.41       $4.45       $4.49
Operating cash flow
  allocable to a publicly
  traded Class A Unit(4)                 5.69        6.17        6.64        4.66        4.72
Cash distributions(5)                    5.42        6.64        9.20        4.60        3.60

ASSET, LIABILITY AND CAPITAL DATA
   (thousands of dollars)
Timber, timberlands and
  logging roads, net                 $283,359    $276,094    $270,656    $265,769    $259,958
Total assets                          350,647     336,480     337,814     387,457     377,413
Total liabilities                     212,492     183,769     158,776     137,651     113,950
Total indebtedness                    196,986     167,045     144,593     121,831      99,354
Partners' capital                     138,155     152,711     179,038     249,806     263,463

(1) The consolidated harvest activity is expressed in cunits, a unit of measure for standing timber equal to 100 cubic feet of solid wood. A cunit is the customary common unit of measure that is used to consolidate regional information based on local commercial measurements such as thousand board feet (MBF) or tons. A cunit equals approximately .43 MBF or 3.8 tons.

(2) The Northwestern Timberlands are in the state of Washington and consist of approximately 369,000 acres owned in fee, and contain approximately 2.4 million MBF of wood, approximately 91 percent of which is softwood.

(3) The Southeastern Timberlands are in the states of Georgia, Florida and South Carolina and consist of approximately 778,000 acres owned in fee or held under long-term leases, and contain approximately 15.2 million tons of wood, approximately 58 percent of which is pine.

(4) See Note 10 and Note 11 of the accompanying Notes to Financial Statements for the calculations of Income per publicly traded Class A Unit and Operating cash flow allocable to a publicly traded Class A Unit. Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance.

(5) Cash distributions in 1994 include a $4.00 per Class A Unit special distribution paid on March 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

More than half of the timber harvested from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of volume or weight, by species, with harvesting required to be completed within contract periods of up to 24 months. In the Southeast, pulpwood timber is sold by the Partnership's customers for the production of pulp and paper with chip 'n saw and sawlog timber sold to lumber and plywood manufacturers. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of weight, with harvesting required to be completed within contract periods of up to 18 months.

   The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                 For The Year Ended
                                        -------------------------------------
                                          1996           1995         1994
                                        ---------     ---------     ---------
TIMBER SALES
   Northwest                              $91,674       $95,168      $114,970
   Southeast                               53,765        58,929        50,231
                                        ---------     ---------     ---------
                                          145,439       154,097       165,201
                                        ---------     ---------     ---------

TIMBERLAND SALES
   Northwest                                   17            --           291
   Southeast                                2,450         6,171         1,029
                                        ---------     ---------     ---------
                                            2,467         6,171         1,320
                                        ---------     ---------     ---------

TOTAL SALES                              $147,906      $160,268      $166,521
                                        =========     =========     =========

OPERATING INCOME
   Northwest                              $68,083       $73,393       $94,576
   Southeast                               44,849        51,693        39,157
   Corporate and other                     (1,715)       (1,778)       (1,724)
                                        ---------     ---------     ---------
                                         $111,217      $123,308      $132,009
                                        =========     =========     =========

PARTNERSHIP INCOME                        $99,549      $113,462      $122,919
                                        =========     =========     =========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
   Stumpage (thousands of MBF)              123.8         117.1         140.8
   Delivered logs (thousands of MBF)         67.7          56.9          53.6
                                        ---------     ---------     ---------
                                            191.5         174.0         194.4
                                        =========     =========     =========

Southeast harvest volumes
   Pine (thousands of tons)               1,857.7       1,779.5       1,875.9
   Hardwood (thousands of tons)             233.8         267.7         154.7
                                        ---------     ---------     ---------
                                          2,091.5       2,047.2       2,030.6
                                        =========     =========     =========

   Timber and timberland sales in 1996 of $147.9 million were $12.4 million, or 8 percent, lower than 1995 sales, primarily due to reduced prices in both regions, and as a result, Partnership income decreased $13.9 million, or 48 cents per Class A Unit, from the prior year. In 1995, sales of $160.3 million decreased $6.3 million from 1994 due to weak export markets and Partnership income of $113.5 million decreased $9.5 million, or 8 percent, from 1994, due to lower pricing and increased logging costs.

   Timber harvest sales in 1996 of $145.4 million represented a decrease of $8.7 million, or 6 percent, from 1995, following a 7 percent decline in 1995. Lower 1996 sales were caused by a decline in prices in the Northwest region due to soft export markets and in the Southeast region due to weak demand in pulp and paper markets. The decline in sales in

1995 reflected weak North American export log markets that resulted in a decline in contract prices and caused customers to delay harvesting timber under contract in the Partnership's Northwest region.

   In 1996, timber sales to Rayonier represented 10 percent of total timber sales compared to 17 percent and 13 percent in 1995 and 1994, respectively. Timber sales to three customers under common ownership (not affiliated with the Partnership) accounted for approximately 9 percent, 10 percent and 18 percent of total timber sales in 1996, 1995 and 1994, respectively. Also, one other unrelated customer represented approximately 10 percent of total timber sales in 1996. See Note 4 of the accompanying Notes to Financial Statements for further information. Timberland sales in 1996 were $2.5 million, a decrease of $3.7 million from 1995, which, in turn, were $4.9 million above 1994 levels.

   Income per Class A Unit was $5.43 in 1996, 48 cents lower than 1995, with results in 1995 50 cents lower than 1994. Operating cash flow allocable to Class A unitholders, after capital expenditures and certain provisions for working capital, was $113.9 million or $5.69 per unit in 1996, compared to $123.4 million or $6.17 per unit in 1995. Operating cash flow in 1995 was $9.4 million, or 47 cents per unit, lower than 1994.

   In the Northwest region, full year stumpage and delivered log volume was 10 percent higher than the prior year as customers expanded harvesting for both export and domestic log markets. Also, unfavorable market conditions throughout 1995 caused many customers to defer harvesting until late 1995 and into 1996 and the release of previously restricted environmentally sensitive tracts temporarily allowed more volume to come to market. The volume increase was offset by a 13 percent decline in prices from prior year levels due to weak export and domestic log markets at the time the contracts were initiated. As a result, sales decreased $3.5 million to $91.7 million and operating income declined $5.3 million to $68.1 million. See Future Operations. In 1995, the combined stumpage and delivered log volume decreased 10 percent to 174 million board feet while prices decreased 7 percent from 1994 levels due to the North American export log markets being generally weak throughout the year. As a result, timber sales in 1995 declined $19.8 million, or 17 percent, to $95.2 million and operating income decreased $21.2 million, or 22 percent, to $73.4 million from the prior year.

   In the Southeast region, sales for 1996 decreased $8.9 million to $56.2 million and operating income declined $6.8 million to $44.8 million from the prior year. Realized pine prices declined 12 percent from the prior year due to weak demand in pulp and paper markets. Overall harvest volume increased 2 percent as higher pine volume offset lower hardwood volume. Timberland sales decreased $3.7 million. In 1995, timber sales were $58.9 million, $8.7 million or 17 percent higher than 1994 and operating income increased $12.5 million, or 32 percent, to $51.7 million. Increased demand from the pulp and paper industry for most of the year resulted in improved stumpage prices, with combined pine and hardwood prices rising 16 percent from 1994. However, overall harvest volume was relatively flat, with lower pine volume offset by higher hardwood volume. Operating results in 1995 were also favorably impacted by increased timberland sales of $5.1 million.

   Corporate and other operating income primarily includes general and administrative expenses not specifically attributable to either the Northwest or Southeast regions. During 1996, corporate expenses decreased slightly to $1.7 million, following a minor increase in 1995.

   Consistent with the recent historical cutting patterns, harvest activity was slightly more concentrated in the first half of the year, with 53 percent of the total 1996 harvest volume completed by June 30. Harvest activity in 1995 also followed the historical cutting pattern with 52 percent of the harvest completed by June 30. In 1994, harvest activity peaked in the first quarter due to the carryover of 1993 harvest volume in the Northwest and again in the third quarter due to the unusually wet weather in the Southeast. Overall in 1994, 49 percent of the full-year harvest was cut by June 30.

   In the Northwest, the 1997 harvest pattern is expected to return to a planned decrease with a projected harvest volume approximately 11 percent lower than 1996 volume and realized prices continuing their declining trend before flattening out later in the year. As of December 31, 1996, approximately 36 percent of the projected 1997 harvest volume was under contract at prices 16 percent below those realized overall in 1996. As of December 31, 1995, outstanding contracts represented 46 percent of the actual 1996 harvest volume.

   The Southeast 1997 harvest plan anticipates a volume increase of approximately 2 percent from 1996 with pricing slightly favorable due to the continuation of a strong lumber market. As of December 31, 1996, approximately 31 percent of the projected 1997 pine harvest volume was under contract, with pricing approximating the 1996 average. As of December 31, 1995, outstanding contracts represented 21 percent of the actual 1996 harvest volume.

   The Partnership held contracts at December 31, 1996 with Rayonier representing approximately 4 percent and 3 percent of the uncut contracted harvest volume in the Northwest and Southeast regions, respectively. In the Southeast, one customer, not affiliated with the Partnership, accounted for approximately 10 percent of the harvest volume under contract as of December 31, 1996. In the Northwest, three customers under common ownership held contracts representing approximately 27 percent of the uncut volume under contract. In addition, in the Northwest, three additional unrelated customers held contracts representing from 9 percent to 17 percent, individually, and 41 percent in total, of the uncut volume under contract. These six customers are not affiliated with the Partnership.

   Operating costs and expenses in 1996 and 1995 were $39.4 million. Cost of timber sold rose $1.3 million in 1996 primarily due to additional logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities and higher depletion costs resulting from higher Northwest volume. However, the increase in cost of timber sold was offset by lower cost of timberland sold of $1.2 million, as a result of reduced land sales in the Southeast region. In 1995, operating costs and expenses increased $2.3 million from 1994 due to higher cost of timberland sold of $1.3 million resulting from increased land sales in the Southeast region. Cost of timber sold rose $0.7 million in 1995 primarily due to additional logging costs in the Northwest region resulting from increased contract logging and commercial thinning activities. The increase in costs and expenses was partially offset by lower depletion costs and forest excise taxes resulting from reduced harvest volume in the Northwest region.

   Interest income, earned mainly from the Primary Account's investment notes of Rayonier, decreased $0.4 million to $4.0 million in 1996 due to lower average interest rates and a lower average balance of investment notes of Rayonier. Interest expense on increased loans and advances to the Secondary Account by Rayonier rose $1.5 million to $14.7 million.

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

   The Partnership's policy is to maintain a sustainable annual harvest level in the Northwest in the range of 160 to 170 million board feet per year, as compared to an average of 187 million board feet harvested during the last three years. Due to intensive forest and land management as well as silvicultural investment, pine volume per acre available for harvest in the future on the Southeastern Timberlands is expected to increase. By the year 2000, the annual pine harvest rate in this region is now expected to be approximately 4 percent greater than the 1996 harvest. Actual harvest volumes may vary, up or down, due to the factors mentioned in the preceding and following paragraphs.

   Regional timber availability continues to be restricted by legislation, litigation and pressure from various preservationist groups. Over the past six years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. In May of 1996, the Washington Forest Practices Board adopted a permanent rule for the protection of the northern spotted owl which included increased regulation within a "Special Emphasis Area" (SEA) on a portion of the Partnership's lands on the Olympic Peninsula. As a result of the Partnership's efforts in working cooperatively with the Washington state Department of Fish and Wildlife, approximately half of the Partnership's lands originally slated for inclusion in the SEA were placed in a separate area covered by a voluntary Wildlife Plan. The management of the Partnership believes this voluntary Wildlife Plan will allow more flexibility in planning and conducting timber harvest activities, while at the same time providing more and better habitat for the northern spotted owl over the long term than the regulatory regime of the SEA would have done. The Washington State northern spotted owl rule is not expected to have a significant impact on the harvest activities of the Partnership as a whole. The U.S. Fish and Wildlife Service is also in the process of developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. It now appears likely that this rule, if adopted, will not differ substantially from the Washington state rule in its impacts on the Partnership's lands. The Washington state Forest Practices Board is also in the process of adopting a rule for the protection of the marbled murrelet. The Partnership is unable at this time to predict the form in which this rule will finally be adopted or the extent of the impact on the Partnership's operations.

LIQUIDITY AND CASH FLOW

As of December 31, 1996, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $46.8 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves. See Note 5 of the accompanying Notes to Financial Statements for further information.

   The Secondary Account of the Partnership had total outstanding debt of $197.0 million at December 31, 1996, including long-term notes payable to Rayonier of $196.5 million that mainly represent the obligations incurred as a result of Secondary Account advances by Rayonier. See Note 6 of the accompanying Notes to Financial Statements for further information.

   Capital expenditures for reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $15.9 million, $14.7 million and $13.1 million in 1996, 1995 and 1994, respectively. Capital expenditures are expected to be approximately $17.1 million in 1997. Funding of future capital requirements is expected to continue from Rayonier.

   The Partnership made distributions of $108.4 million ($5.42 per Class A Unit) in 1996; $132.8 million ($6.64 per Class A Unit) in 1995; regular distributions of $104.0 million ($5.20 per Class A Unit) in 1994 as well as a special distribution of $80.0 million ($4.00 per Class A Unit) to all outstanding Class A unitholders. An additional $5.7 million in 1996, $7.0 million in 1995 and $9.7 million in 1994 was distributed in cash to the Class B unitholder and to the General Partners.

   On February 13, 1997, the Board of Directors of RFR declared a first quarter 1997 distribution of $1.70 per Class A Unit payable on March 31, 1997 to unitholders of record on February 28, 1997. In keeping with the Board's previously announced distribution policy, this distribution, when added to the distributions previously paid in the second, third and fourth quarters of 1996, makes the total of those four quarterly distributions equal to $5.69, the Partnership's cash flow per Class A Unit for 1996. In announcing the first quarter distribution, the Board indicated that Partnership results for 1997 are not expected to be as strong as 1996. Accordingly, distributions to be paid in the second, third and fourth quarters of 1997 and the first quarter of 1998, which will be based on cash flow per Class A Unit for 1997, are expected to total less than $5.69.

   WHEN THE INITIAL TERM OF THE PARTNERSHIP ENDS ON DECEMBER 31, 2000, THE PRIMARY ACCOUNT OF THE PARTNERSHIP WILL BE CLOSED BUT THE UNITHOLDERS WILL NOT BE ENTITLED TO HAVE THEIR PARTNERSHIP CAPITAL ACCOUNTS REDEEMED UNTIL THE PARTNERSHIP FORMALLY ENDS IN THE YEAR 2035. AFTER DECEMBER 31, 2000, THE INTEREST OF CLASS A UNITHOLDERS IN THE PARTNERSHIP'S FUTURE REVENUES, EXPENSES AND CASH FLOWS WILL DECREASE FROM 95 PERCENT TO 4 PERCENT. ON A PRO FORMA BASIS, USING 1996 RESULTS AS AN EXAMPLE, CASH FLOW ALLOCABLE PER CLASS A UNIT WOULD DECLINE FROM $5.69 TO APPROXIMATELY $0.24. IN ADDITION, THERE WILL BE SUBSTANTIAL SECONDARY ACCOUNT DEBT THAT WILL MATURE ON JANUARY 1, 2001. THIS DEBT (INCURRED TO FUND LONG-TERM INVESTMENT IN SUCH AREAS AS REFORESTATION AND SILVICULTURAL ACTIVITIES INCLUDING ACCRUED INTEREST) IS EXPECTED TO EXCEED $350 MILLION, MORE THAN THREE TIMES 1996'S NET OPERATING CASH FLOW. IN ACCORDANCE WITH THE PARTNERSHIP AGREEMENT, ALL SECONDARY ACCOUNT DEBT MUST BE REPAID BEFORE ANY DISTRIBUTION OF PARTNERSHIP CASH FLOW RESUMES. AS A RESULT, IT IS EXPECTED THAT THE MARKET PRICE OF CLASS A UNITS SHOULD BE DECREASING SUBSTANTIALLY AS DECEMBER 31, 2000 APPROACHES.


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

                        DIRECTORS AND EXECUTIVE OFFICERS

                                                                    Served as
                                                                    Director of
   Name                             Position with RFR               RFR Since
   ----                             -----------------               -----------

   Ronald M. Gross                  President and Director               1985

   Macdonald Auguste                Treasurer                              --

   William S. Berry                 Senior Vice President                  --

   John B. Canning                  Corporate Secretary                    --

   Donald W. Griffin                Director                             1994

   Kenneth P. Janette               Vice President and                     --
                                    Corporate Controller

   Thomas W. Keesee, Jr.(1)         Director                             1994(2)

   Wallace L. Nutter                Director                             1996

   Gerald J. Pollack                Senior Vice President and
                                    Chief Financial Officer                --

   DeRoy C. Thomas(1)               Director                             1994(3)


   (1) Member of the Conflicts and Audit Committees of RFR's Board of Directors
   (2) Served as a Director of RFR from 1985 to 1991
   (3) Served as a Director of RFR from 1987 to 1991

   RONALD M. GROSS, 63, is Chairman of the Board and Chief Executive Officer of Rayonier. After joining Rayonier in March 1978 as President and Chief Operating Officer and a director, he was elected Chief Executive Officer in 1981 and Chairman in 1984; he assumed his present position in July 1996. He is also a director of Rayonier, Lukens Inc. and The Pittston Company.

   MACDONALD AUGUSTE, 48, was elected Treasurer of Rayonier effective February 27, 1989 and Treasurer of RFR on March 6, 1989. From 1983 to February 1989, he was Assistant Treasurer of Rayonier, which he joined in April 1975 as Cash and Financial Planning Coordinator. Previously he was employed by St. Regis Paper Company.

   WILLIAM S. BERRY, 55, is Executive Vice President, Forest Resources and Corporate Development of Rayonier. He was elected to his present position in October 1996 after being elected Senior Vice President, Forest Resources and Corporate Development, of Rayonier in January 1994. He was Senior Vice President, Land and Forest Resources, of Rayonier from January 1986 to January 1994. From October 1981 to January 1986 he was Vice President and Director of Forest Products Management. Mr. Berry joined Rayonier in 1980 as Director of Wood Products Management. He also serves on the Executive Board of the Center for Streamside Studies.

   JOHN B. CANNING, 53, has served as Corporate Secretary and Associate General Counsel of Rayonier since February 1985 and as Corporate Secretary of RFR since September 1985. Mr. Canning joined Rayonier in 1977 as Associate General Counsel
- Financial. He is a member of the American Bar Association, the Corporate Bar Association of Westchester and Fairfield, Inc. and the American Society of Corporate Secretaries.

   DONALD W. GRIFFIN, 60, is Chairman, President and Chief Executive Officer of Olin Corporation (diversified manufacturing corporation). He joined Olin in 1961 and was elected an Executive Vice President in 1987, a director in 1990, Vice Chairman of the Board for Operations in 1993, President and Chief Operating Officer in 1994, President and Chief Executive Officer effective January 1, 1996 and Chairman, President and Chief Executive Officer effective April 25, 1996. He is also a director of Rayonier, ACNielsen Corporation, the Chemical Manufacturers Association, the National Shooting Sports Foundation, the Small Arms and Ammunition Manufacturers Association and the Wildlife Management Institute. He is a trustee of the Buffalo Bill Historical Center and the Olin Charitable Trust. He is a member of the Business Roundtable, the American Society of Metals, the Association of the U.S. Army and the American Defense Preparedness Association. He is a life member of the Navy League of the United States and the Surface Navy Association. He is a graduate of the University of Evansville, Evansville, Indiana, and has completed the Graduate School for Sales and Marketing Managers at Syracuse University, Syracuse, N.Y.

   KENNETH P. JANETTE, 51, is Vice President and Corporate Controller of Rayonier. He joined Rayonier in August 1994 and was elected Vice President and Corporate Controller in October 1994. From 1992 to 1994 he was Vice President and Corporate Controller of Sunkyong America, Inc., a Korean international trading company, which he joined in 1990 as Corporate Controller. He was with AMAX Inc. from 1977 to 1990, most recently as Assistant Corporate Controller and Director of Auditing, and was with Arthur Andersen & Co. from 1968 to 1977.

   THOMAS W. KEESEE, JR., 82, is a former Director, President and Chief Executive Officer of Bessemer Securities Corporation and Bessemer Trust Company. He is a Director Emeritus of ITT Corporation and of Duke University Asset Management Co. and Trustee Emeritus of Duke University. Mr. Keesee is a former director of the United States subsidiaries of Zurich Insurance Company and of King Ranch, Inc. He was a director of National Audubon Society from 1972 to 1979, chairman of its Board of Directors from 1979 to 1983, and a director again from 1994 to 1996. Mr. Keesee previously served on the Board of Directors of RFR from 1985 to 1991.

   WALLACE L. NUTTER, 53, is President and Chief Operating Officer of Rayonier. He was elected to his current position on July 19, 1996, and was elected a director of Rayonier on the same date. He joined Rayonier in 1967 in the Northwest Forest Operations and was named Vice President and Director, Forest Products Operations, in 1984, Senior Vice President, Operations, in 1985 and Executive Vice President in 1987. Mr. Nutter is also a member of the Board of Governors of the National Council for Air and Stream Improvement.

   GERALD J. POLLACK, 55, is Senior Vice President and Chief Financial Officer of Rayonier. He was elected to his present position in May 1992. From July 1986 to May 1992, he was Vice President and Chief Financial Officer. Mr. Pollack joined Rayonier in June 1982 as Vice President and Controller. He is a member of the New York Advisory Board of The Allendale Insurance Co., the financial management committee of American Forest & Paper Association and the Financial Executive Institute.

   DEROY C. THOMAS, 71, was from 1991 through 1994 a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, a law firm which Rayonier engages from time to time for professional services unrelated to Partnership matters. He was President, Chief Operating Officer and Director of ITT Corporation (now ITT Industries, Inc.) from 1988 to 1991, and from 1983 to 1988 he was Vice Chairman and Chief Operating Officer, ITT Diversified Services, and Chairman and Chief Executive Officer of The Hartford Insurance Group. Mr. Thomas serves on the board of directors of ITT Hartford Group, Inc., Houghton Mifflin Company, Connecticut Natural Gas Corporation and Med. Span Inc. He is Chairman of the Old State House Association and President of the Goodspeed Opera House. Mr. Thomas previously served on the Board of Directors of RFR from 1987 to 1991.

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

   Neither the Partnership nor the Operating Partnership has any officers or directors. No officers or directors of Rayonier or RFR are compensated by the Partnership or the Operating Partnership. The allocable share of Rayonier's and RFR's general and administrative overhead expenses charged to the Partnership includes a portion of the compensation paid by Rayonier and RFR to their officers and directors. The two directors of RFR who are not also directors or employees of Rayonier receive an annual retainer of $12,000 and a $1,000 fee for each Board or Committee meeting attended. The one director of RFR who is a director but not an employee of Rayonier receives a $750 fee for each Board meeting attended. These fees are paid by RFR and charged to the Partnership. During 1996, the Partnership was charged for compensation paid to 13 officers and directors of RFR in an amount totaling $216,000. The Partnership was not charged for cash compensation to any officer or director of RFR in excess of $100,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All references to beneficial ownership in this Item 12 are as of March 15, 1997.

Name and address                      Number of Partnership Units and    Percent
of beneficial owner                   nature of beneficial ownership    of class
-------------------                   ------------------------------    --------

Rayonier Inc.
1177 Summer Street                    14,940,000 Class A Units              74.7
Stamford, Connecticut  06905-5529     20,000,000 Class B Units             100.0

Directors and officers of RFR         No Units                                --
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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Rayonier Timberlands, L.P.:

We have audited the accompanying balance sheets of Rayonier Timberlands, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of income, cash flows, and partners' capital for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Rayonier Timberlands, L.P. through the management of both Rayonier Inc., the Special General Partner, and Rayonier Forest Resources Company, the Managing General Partner of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rayonier Timberlands, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                    ARTHUR ANDERSEN LLP



Stamford, Connecticut
January 21, 1997

                           RAYONIER TIMBERLANDS, L.P.

                              STATEMENTS OF INCOME

                         FOR THE YEAR ENDED DECEMBER 31,
               (Thousands of dollars, except per unit information)


                                                       1996          1995          1994
                                                     ---------     ---------     ---------
SALES

   Timber sales
      Unaffiliated parties                           $ 131,280     $ 127,895     $ 143,266
      Rayonier                                          14,159        26,202        21,935
                                                     ---------     ---------     ---------
                                                       145,439       154,097       165,201

   Timberland sales                                      2,467         6,171         1,320
                                                     ---------     ---------     ---------

                                                       147,906       160,268       166,521
                                                     ---------     ---------     ---------
COSTS AND EXPENSES

   Cost of timber sold
      Unaffiliated parties                              23,965        21,005        21,460
      Rayonier                                           2,755         4,402         3,223
                                                     ---------     ---------     ---------
                                                        26,720        25,407        24,683

   Cost of timberland sold                                 470         1,673           363

   Forest management, overhead and general
     and administrative expenses                        12,195        12,289        11,893

   Commission expense paid to affiliate                     --            --            86
                                                     ---------     ---------     ---------

                                                        39,385        39,369        37,025
                                                     ---------     ---------     ---------

OTHER OPERATING INCOME                                   2,696         2,409         2,513
                                                     ---------     ---------     ---------

OPERATING INCOME                                       111,217       123,308       132,009
                                                     ---------     ---------     ---------

OTHER INCOME AND DEDUCTIONS

   Primary Account interest income from Rayonier         4,003         4,439         3,240

   Secondary Account interest expense to Rayonier      (14,666)      (13,139)      (11,088)

   Minority interest of General Partners in RTOC        (1,005)       (1,146)       (1,242)
                                                     ---------     ---------     ---------

                                                       (11,668)       (9,846)       (9,090)
                                                     ---------     ---------     ---------

PARTNERSHIP INCOME                                   $  99,549     $ 113,462     $ 122,919
                                                     =========     =========     =========

INCOME PER PUBLICLY TRADED CLASS A UNIT              $    5.43     $    5.91     $    6.41
                                                     =========     =========     =========

INCOME PER RAYONIER-OWNED CLASS A UNIT               $    5.43     $    5.91     $    6.40
                                                     =========     =========     =========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                                 BALANCE SHEETS

                               AS OF DECEMBER 31,
                             (Thousands of dollars)

                                     ASSETS

                                                                      1996        1995
                                                                    --------    --------
CURRENT ASSETS
   Cash                                                             $     88    $    282
   Receivables, net                                                    5,304      10,739
   Inventories                                                           588         584
   Prepaid logging roads                                               4,291       3,946
   Primary Account short-term investment notes of Rayonier            46,800      33,300
   Trade and intercompany receivables from Rayonier                    4,172       4,278
                                                                    --------    --------
     Total current assets                                             61,243      53,129

LONG-TERM RECEIVABLES                                                     --       1,333

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
   OF RAYONIER                                                         5,000       5,000

FIXED ASSETS, NET                                                      1,045         924

TIMBER, TIMBERLANDS AND LOGGING ROADS,
   LESS DEPLETION AND AMORTIZATION                                   283,359     276,094
                                                                    --------    --------

                                                                    $350,647    $336,480
                                                                    ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Advance deposits                                                 $  5,965    $  6,420
   Accounts payable                                                    2,149       2,887
   Accrued liabilities
     Taxes                                                             1,744       1,738
     All other                                                           663         569
   Current timber obligations                                            149         159
   Advances from Rayonier                                                 98          75
                                                                    --------    --------
     Total current liabilities                                        10,768      11,848

SECONDARY ACCOUNT LONG-TERM NOTES
   PAYABLE TO RAYONIER                                               196,500     166,400

LONG-TERM TIMBER OBLIGATIONS                                             337         486

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                          4,887       5,035

PARTNERS' CAPITAL
   General Partners                                                    4,844       4,989
   Limited Partners (20,000,000 Class A Depositary Units and
     20,000,000 Class B Depositary Units issued and outstanding)     133,311     147,722
                                                                    --------    --------

                                                                    $350,647    $336,480
                                                                    ========    ========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                            STATEMENTS OF CASH FLOWS

                         FOR THE YEAR ENDED DECEMBER 31,
                             (Thousands of dollars)


                                                                1996          1995          1994
                                                              ---------     ---------     ---------
OPERATING ACTIVITIES
  Partnership income                                          $  99,549     $ 113,462     $ 122,919
  Non-cash items included in income
    Depletion, depreciation and amortization                      8,033         7,800         7,922
    Minority interest of General Partners in RTOC                 1,005         1,146         1,242
  Decrease (increase) in receivables                              5,435          (797)       (5,144)
  (Increase) decrease in prepaid logging roads                     (345)          (27)          141
  (Decrease) increase in advance deposits                          (455)        1,359          (221)
  (Decrease) increase in accounts payable and
    accrued liabilities                                            (638)        1,440          (694)
  Other changes                                                     125          (320)          (32)
                                                              ---------     ---------     ---------
        Cash provided by operating activities                   112,709       124,063       126,133
                                                              ---------     ---------      ---------

INVESTING ACTIVITIES
  Capital expenditures less sales and retirements of $475,
    $1,433 and $394 in 1996, 1995 and 1994, respectively        (15,419)      (13,248)      (12,740)
  Increase in Primary Account investment notes
    of Rayonier                                                (163,100)     (121,900)      (54,600)
  Settlement of Primary Account investment notes
    of Rayonier                                                 149,600       131,300       113,100
  Decrease (increase) in long-term receivables                    1,333        (1,333)        1,123
                                                              ---------     ---------     ---------
        Cash (used for) provided by investing activities        (27,586)       (5,181)       46,883
                                                              ---------     ---------     ---------

FINANCING ACTIVITIES
  Decrease in timber obligations                                   (159)         (148)         (138)
  Increase in Secondary Account long-term notes
    payable to Rayonier                                          30,100        22,600        22,900
  Partnership distributions                                    (114,105)     (139,789)     (193,687)
  Distributions to General Partners of RTOC                      (1,153)       (1,413)       (1,957)
                                                              ---------     ---------     ---------
        Cash used for financing activities                      (85,317)     (118,750)     (172,882)
                                                              ---------     ---------     ---------

CASH
  Net (decrease) increase in cash                                  (194)          132           134
  Balance, beginning of year                                        282           150            16
                                                              ---------     ---------     ---------
        Balance, end of year                                  $      88     $     282     $     150
                                                              =========     =========     =========

Supplemental disclosures of cash flow information

  Cash received for interest - Primary Account                $   4,003     $   4,439     $   3,240
                                                              =========     =========     =========
  Cash paid for interest - Secondary Account                  $  14,694     $  13,139     $  11,092
                                                              =========     =========     =========


  The accompanying Notes to Financial Statements are an integral part of these financial statements.

                           RAYONIER TIMBERLANDS, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

                         FOR THE YEAR ENDED DECEMBER 31,
                             (Thousands of dollars)

                                        Limited        General
                                        Partners       Partners         Total
                                        ---------      ---------      ---------
Balance, December 31, 1993              $ 243,844      $   5,962      $ 249,806

   Partnership income                     121,690          1,229        122,919

   Partnership distributions             (191,749)        (1,938)      (193,687)
                                        ---------      ---------      ---------

Balance, December 31, 1994                173,785          5,253        179,038

   Partnership income                     112,328          1,134        113,462

   Partnership distributions             (138,391)        (1,398)      (139,789)
                                        ---------      ---------      ---------

Balance, December 31, 1995                147,722          4,989        152,711

   Partnership income                      98,554            995         99,549

   Partnership distributions             (112,965)        (1,140)      (114,105)
                                        ---------      ---------      ---------

Balance, December 31, 1996              $ 133,311      $   4,844      $ 138,155
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

   The Partnership negotiates and contracts for the sale of standing timber (stumpage) at fixed prices with buyers who generally cut and pay for the trees during the contract period. Current contracts usually entail a 20-percent deposit and/or performance bond and generally have a 12- to 24- month life. The Partnership also conducts, or contracts for third parties to conduct, harvesting operations and sells logs harvested if the Managing General Partner believes that the timber cannot be sold as profitably as stumpage or that the tract in question is particularly environmentally sensitive. In addition, the Partnership may sell or exchange portions of the Timberlands and acquire additional timber properties for cash, additional Units or other consideration.

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

   Revenues are based on actual harvest volumes multiplied by contractually agreed upon prices awarded in sealed-bid auctions or negotiated at arm's-length with the purchasers, including Rayonier. These prices are periodically and independently tested for reasonableness to market prices in comparable geographic areas.

   Bulk timber sales are generally recognized when legal ownership and the risk of loss passes to the purchaser and the amount of profit is determinable. Timberland and land sales are recognized when legal ownership passes, the amount of profit is determinable and specified levels of down payment are received.

TIMBER AND TIMBERLANDS

The acquisition cost of land, timber, real estate taxes, lease payments, site preparation and other costs relating to the planting and growing of timber are capitalized. Such costs attributed to merchantable timber are charged against revenue at the time the timber is harvested, based on the relationship of harvested timber to the estimated volume of currently merchantable timber. Timber and timberlands are stated at the lower of cost, net of timber cost depletion, or market value. The timber originally contributed by Rayonier is stated at Rayonier's historical cost.

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

PARTNERS' CAPITAL

The partners' capital accounts have been included on a historical cost basis as determined by the cash and net book value of assets originally contributed to RTLP by Rayonier and RFR. These accounts have been adjusted for the allocation of revenues and costs in accordance with the Partnership Agreement, for distributions made to partners, and for recontributions made by Rayonier and RFR. Revenues and costs are allocated to Primary and Secondary Accounts based upon their relationship to the harvest plan of the Initial Term (through December 31, 2000) or to the harvest plan subsequently (2001 and thereafter). The partners' capital accounts were adjusted for RTLP distributions as follows:

                                            1996        1995        1994
                                          --------    --------    --------
     Distributions to Limited Partners    $112,965    $138,391    $191,749
     Distributions to General Partners       1,140       1,398       1,938
                                          --------    --------    --------
        Total                             $114,105    $139,789    $193,687
                                          ========    ========    ========

   In addition to the RTLP distributions, RTOC distributed $1,153, $1,413 and $1,957, in 1996, 1995 and 1994, respectively, to its General Partners.

2.  INCOME AND OTHER TAXES

RTLP is not a separate taxable entity for federal or state income tax purposes. Any taxable income or loss is reported by the partners in accordance with the Partnership Agreement. Accrued taxes relating to obligations of RTLP as of December 31 were as follows:

                                          1996         1995
                                         ------       ------
                    Property taxes       $1,004       $  975
                    Excise taxes            740          763
                                         ------       ------

                       Total             $1,744       $1,738
                                         ======       ======


3.  RELATED-PARTY TRANSACTIONS

RTLP is a supplier of timber to Rayonier for use in its log trading business and pulp and lumber manufacturing facilities. Timber sales to Rayonier for the years ended December 31, 1996, 1995 and 1994 totaled $14,159, $26,202 and $21,935, respectively. RTLP's related-party revenues represent the fair market value of timber sold to Rayonier.

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

   The balances in the current RTLP intercompany accounts with Rayonier as of December 31 were as follows:

                                              1996           1995
                                             -------        -------
            Primary Account receivable       $ 4,172        $ 4,278
            Secondary Account payable            (98)           (75)
                                             -------        -------
             Total due from Rayonier         $ 4,074        $ 4,203
                                             =======        =======

   Interest income received from Rayonier on the Primary Intercompany Account balance was $244 and $258 in 1996 and 1995 on an average outstanding receivable of $4,186 and $4,206, respectively. Interest expense paid to Rayonier on the Secondary Intercompany Account was $716 and $550 in 1996 and 1995 on an average outstanding payable of $16,051 and $11,917, respectively.

   RTLP is charged by Rayonier with direct costs and expenses associated with RTLP's operations. In addition, indirect costs were allocated to RTLP for forest management, overhead and general and administrative expenses related to RTLP's operations. Such allocated costs totaled $7,215, $6,865 and $6,799 in 1996, 1995 and 1994, respectively.

4.  MAJOR UNAFFILIATED CUSTOMERS

Sales for 1996, 1995 and 1994 include timber stumpage sales of $13,590, $14,652 and $29,300, respectively, to three customers under common ownership (not affiliated with the Partnership). Also, in 1996, timber stumpage sales of $15,019, which accounted for approximately 10 percent of total timber sales, were made to one unrelated customer.

5.  INVESTMENT NOTES OF RAYONIER

Cash balances, including the excess of operating cash flow generated by the Primary Account over amounts distributed to unitholders, are invested in Rayonier as short-term and long-term investment notes. These funds are invested in accordance with the Partnership Agreement and are repayable on demand. Interest is due quarterly and the interest rates are at least equivalent to the rate Rayonier would be charged by an outside party for equivalent borrowings. At December 31, 1996 and 1995, the RTLP Primary Account included investment notes of Rayonier of $51,800 and $38,300, respectively. The notes bear fixed interest rates that ranged from 5.8 to 8.1 percent, as of December 31, 1996 and 1995.

   The weighted average interest rate, based on the principal amount, was 6.0 percent as of December 31, 1996 and 6.5 percent as of December 31, 1995. Interest income earned by the Primary Account on the investment notes of Rayonier was $3,759, $4,181 and $3,043 in 1996, 1995 and 1994, respectively.

6.  LONG-TERM NOTES PAYABLE TO RAYONIER

The Partnership has expenditures that relate primarily to timber that will be harvested after the Initial Term, such as costs of site preparation, planting, reforestation and pre-commercial thinning, all of which are allocated to the Secondary Account of the Partnership. Rayonier funds these expenditures on behalf of the Partnership and, in accordance with the Partnership Agreement, RTLP incurs obligations to Rayonier that mature on January 1, 2001. Advances made by Rayonier to the Secondary Account in any year bear interest through December 31 of that year at the actual average rate of Rayonier's revolving credit borrowings. On each such December 31, advances made in that year, including interest, are converted into an interest bearing note maturing January 1, 2001. The fixed interest rate, which is determined as of that December 31, is equal to an appropriate spread over the yield on U.S. Government Notes having a maturity date in early 2001. Interest is due quarterly and all or any part of the unpaid principal may be prepaid at any time without penalty or premium. The long-term notes payable to Rayonier amounted to $196,500 and $166,400 as of December 31, 1996 and 1995, respectively.

   As of December 31, 1996 and 1995, interest rates on the individual notes ranged from 6.2 to 10.6 percent, with a weighted average interest rate of 8.1 percent in 1996 and 8.4 percent in 1995. Interest expense incurred by the Secondary Account on the notes payable to Rayonier was $13,950, $12,589 and $10,596 in 1996, 1995 and 1994, respectively.

7.  TIMBER OBLIGATIONS

As of December 31, 1996 and 1995, total timber obligations amounted to $486 and $645, respectively. Interest rates ranged from 6.0 to 8.6 percent, with a weighted average interest rate of 8.6 and 8.5 percent at December 31, 1996 and 1995, respectively.

   The obligations are payable as follows: 1997 - $149; 1998 - $162; and 1999 - $175.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996 and 1995, the estimated fair values of the Partnership's financial instruments were as follows:

                                                        1996                    1995
                                                 ------------------      ------------------
                                                Carrying      Fair      Carrying      Fair
                                                 Amount       Value      Amount       Value
                                                 ------       -----      ------       -----
Cash                                            $     88    $     88    $    282    $    282
Primary Account investment notes of Rayonier      51,800      51,938      38,300      38,590
Timber obligations                                   486         505         645         692
Secondary Account long-term notes
     payable to Rayonier                         196,500     205,578     166,400     181,800

   The Partnership uses the following methods and assumptions in estimating the fair value of its financial instruments:

Cash
The carrying amount is equal to fair market value.

Primary Account Investment Notes of Rayonier
The Partnership's short-term investment notes of Rayonier approximate fair value. The fair value of the long-term investment notes of Rayonier is based upon market rates of Rayonier's publicly traded debt as of December 31, 1996 and 1995.

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

9.  ENVIRONMENTAL MATTERS

Over the past six years, the harvest of timber from private lands in the state of Washington has been restricted as a result of the listing of the northern spotted owl and the marbled murrelet as a threatened species under the Endangered Species Act (ESA). These restrictions have caused the Partnership to restructure and reschedule some of its harvest plans. In May of 1996, the Washington Forest Practices Board adopted a permanent rule for the protection of the northern spotted owl which included increased regulation within a "Special Emphasis Area" (SEA) on a portion of the Partnership's lands on the Olympic Peninsula. As a result of the Partnership's efforts in working cooperatively with the Washington state Department of Fish and Wildlife, approximately half of the Partnership's lands originally slated for inclusion in the SEA were placed in a separate area covered by a voluntary Wildlife Plan. The management of the Partnership believes this voluntary Wildlife Plan will allow more flexibility in planning and conducting timber harvest activities, while at the same time providing more and better habitat for the northern spotted owl over the long term than the regulatory regime of the SEA would have done. The Washington state northern spotted owl rule is not expected to have a significant impact on the harvest activities of the Partnership as a whole. The U.S. Fish and Wildlife Service is also in the process of developing a proposed rule under the ESA to redefine protective measures for the northern spotted owl on private lands. It now appears likely that this rule, if adopted, will not differ substantially from the Washington state rule in its impacts on the Partnership's lands.

   The Washington state Forest Practices Board is also in the process of adopting a rule for the protection of the marbled murrelet. The Partnership is unable at this time to predict the form in which this rule will finally be adopted or the extent of the impact on the Partnership's operations.

   10.  COMPUTATION OF INCOME PER CLASS A UNIT

   The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three years ended December 31:

                                       1996                        1995                         1994
                              -----------------------     -----------------------      -----------------------
                               Primary      Secondary      Primary      Secondary       Primary      Secondary
                               Account       Account       Account       Account        Account       Account
                              ---------     ---------     ---------     ---------      ---------     ---------
Timber and
   timberland sales           $ 145,410     $   2,496     $ 153,970     $   6,298      $ 165,201     $   1,320
Interest and other
   income, net                    5,947       (13,914)        6,320       (12,611)         5,105       (10,441)
Costs and expenses              (35,251)       (4,134)      (34,159)       (5,210)       (33,533)       (3,406)
Interest of General
   Partners in RTOC              (1,161)          156        (1,261)          115         (1,367)          125
                              ---------     ---------     ---------     ---------      ---------     ---------
Partnership income
   before commission
  expense                       114,945       (15,396)      124,870       (11,408)       135,406       (12,402)
Commission expense,
   net of 1% General
   Partner interest                  --            --            --            --            (85)           --
                              ---------     ---------     ---------     ---------      ---------     ---------
PARTNERSHIP INCOME            $ 114,945     $ (15,396)    $ 124,870     $ (11,408)     $ 135,321     $ (12,402)
                              =========     =========     =========     =========      =========     =========


                                     Total for                  Total for          Publicly Traded  Rayonier Owned
                                    All A Units                 All A Units            A Units          A Units
                                   ------------                ------------         ------------     ------------
Income for Class A Units before
  commission expense
     95% of Primary Account        $    109,198                $    118,627         $     32,545     $     96,091
      4% of Secondary Account              (616)                       (456)                (125)            (371)
                                   ------------                ------------         ------------     ------------
                                        108,582                     118,171               32,420           95,720

Commission expense                           --                          --                   --              (81)
                                   ------------                ------------         ------------     ------------

Total income for Class A Units     $    108,582                $    118,171         $     32,420     $     95,639
                                   ============                ============         ============     ============

Units outstanding                    20,000,000                  20,000,000            5,060,000       14,940,000
                                   ============                ============         ============     ============
INCOME PER CLASS A UNIT            $       5.43                $       5.91         $       6.41     $       6.40
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

                                                     1996                       1995                        1994
                                            ----------------------     ----------------------       ----------------------
                                             Primary     Secondary      Primary     Secondary        Primary     Secondary
                                             Account      Account       Account      Account         Account      Account
                                            ---------     --------     ---------     --------       ---------     --------
Timber and timberland sales                 $ 145,410     $  2,496     $ 153,970     $  6,298       $ 165,201     $  1,320
Interest and other income, net                  5,947      (13,914)        6,320      (12,611)          5,105      (10,441)
Costs and expenses - other than non-cash
   items, commissions and the General
   Partners' interest in RTOC                 (27,446)      (3,562)      (26,577)      (3,578)        (25,798)      (2,925)
Capital expenditures                           (1,577)     (14,317)       (1,549)     (13,132)         (2,240)     (10,894)
General Partners' interest in RTOC             (1,223)         293        (1,322)         230          (1,423)         229
                                            ---------     --------     ---------     --------       ---------     --------

Operating cash flow before
   commission expense                         121,111      (29,004)      130,842      (22,793)        140,845      (22,711)

Commission expense, net
   of 1% General Partner interest                  --           --            --           --             (85)          --
                                            ---------     --------     ---------     --------       ---------     --------

OPERATING CASH FLOW                         $ 121,111     $(29,004)    $ 130,842     $(22,793)      $ 140,760     $(22,711)
                                            =========     ========     =========     ========       =========     ========


                                                   Total for                  Total for         Publicly Traded  Rayonier Owned
                                                  All A Units                All A Units            A Units          A Units
                                                  ------------               ------------         -----------     ------------
Cash allocable to Class A Units
    before commission expense
    95% of Primary Account                        $    115,055               $    124,300         $    33,852     $     99,951
     4% of Secondary Account                            (1,160)                      (912)               (230)            (678)
                                                  ------------               ------------         -----------     ------------
                                                       113,895                    123,388              33,622           99,273

Commission expense                                          --                         --                  --              (81)
                                                  ------------               ------------         -----------     ------------

OPERATING CASH FLOW ALLOCABLE TO
   CLASS A UNITS                                  $    113,895               $    123,388         $    33,622     $     99,192
                                                  ============               ============         ===========     ============

Units outstanding                                   20,000,000                 20,000,000           5,060,000       14,940,000
                                                  ============               ============         ===========     ============

Primary Account cash flow per unit                $       5.75               $       6.22         $      6.69     $       6.69

Secondary Account cash flow per unit                      (.06)                      (.05)               (.05)            (.05)
                                                  ------------               ------------         -----------     ------------

OPERATING CASH FLOW PER
   CLASS A UNIT                                   $       5.69               $       6.17         $      6.64     $       6.64
                                                  ============               ============         ===========     ============

   12.  QUARTERLY RESULTS FOR 1996 AND 1995 (unaudited)
   (Thousands, except per unit information)


1996                                                      Quarter Ended
----                                  ----------------------------------------------------
                                        March          June       September      December        Total
                                          31            30            30            31           Year
                                      ----------    ----------    ----------    ----------    ----------
Sales                                 $   46,842    $   38,921    $   27,010    $   35,133   $   147,906

Operating income                          37,413        30,274        18,671        24,859       111,217

Partnership income                        34,512        27,419        15,811        21,807        99,549

Income per Class A Unit                     1.78          1.49           .94          1.22          5.43

Operating cash flow allocable
   to a Class A Unit                        1.83          1.56          1.01          1.29          5.69

Distributions per Class A Unit              1.43          1.33          1.33          1.33          5.42


1995                                                      Quarter Ended
----                                  ----------------------------------------------------
                                        March         June        September      December        Total
                                          31            30            30            31           Year
                                      ----------    ----------    ----------    ----------    ----------
Sales                                 $   48,555    $   36,865    $   26,029    $   48,819    $  160,268

Operating income                          39,104        28,794        18,078        37,332       123,308

Partnership income                        36,820        26,522        15,645        34,475       113,462

Income per Class A Unit                     1.84          1.44           .88          1.75          5.91

Operating cash flow allocable
   to a Class A Unit                        1.92          1.50           .93          1.82          6.17

Distributions per Class A Unit              1.90          1.58          1.58          1.58          6.64

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

                                    RAYONIER TIMBERLANDS, L.P.
                                    (A Delaware Limited Partnership)


                                    By:  RAYONIER FOREST RESOURCES COMPANY
                                         Managing General Partner

                                    By:  KENNETH P. JANETTE
                                         ---------------------------------------
                                         Kenneth P. Janette
                                         Vice President and Corporate Controller
March 21,  1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        RAYONIER FOREST RESOURCES COMPANY


       SIGNATURE                               TITLE                         DATE
       ---------                               -----                         ----
              *                        President and Director
   ------------------------
       Ronald M. Gross
(Principal Executive Officer)

      GERALD J. POLLACK               Senior Vice President and         March 21, 1997
   ------------------------            Chief Financial Officer
      Gerald J. Pollack
(Principal Financial Officer)

      KENNETH P. JANETTE                  Vice President and            March 21, 1997
   ------------------------              Corporate Controller
      Kenneth P. Janette
(Principal Accounting Officer)

              *                                Director
   ------------------------
      Donald W. Griffin

              *                                Director
   ------------------------
     Thomas W. Keesee, Jr.

              *                                Director
   ------------------------
       Wallace L. Nutter

              *                                Director
   ------------------------
        DeRoy C. Thomas

* By:     GERALD J. POLLACK                                             March 21, 1997
     -------------------------
         Attorney-in-fact


                                       -A-

                                  EXHIBIT INDEX


EXHIBIT        DESCRIPTION                                 LOCATION
  NO.          -----------                                 --------
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

  4(a)         Deposit Agreement among the                 Incorporated by
               Partnership, Manufacturers Hanover          reference to
               Trust Co. (now known as ChaseMellon         Exhibit No. 4.1 to
               Shareholder Services) as Depositary,        Registration State-
               Rayonier Forest Resources Company           ment on Form S-l
               (RFR), as attorney-in-fact of               (Reg. No. 33-587)
               limited partners in the Partnership,
               and all holders of Depositary Receipts

  4(b)         Specimen Class A Depositary Receipt         Incorporated by
                                                           reference to
                                                           Exhibit No. 4.1 to
                                                           Registration State-
                                                           ment on Form S-l
                                                           (Reg. No. 33-587)


                                       -B-

EXHIBIT        DESCRIPTION                                 LOCATION
  NO.          -----------                                 --------
-------
  4(c)         Specimen Secondary Account                  Incorporated by
               Note Payable to Rayonier                    reference to
                                                           Exhibit No. 4(c) to
                                                           Registrant's Form
                                                           10-K for 1992

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


                                       -C-