Form 10-Q
period 1997-03-31
RAYONIER TIMBERLANDS LP
filed 1997-05-15
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


                                   ----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

YES (x) NO ( )

As of May 1, 1997, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Statements of Income for the Three Months Ended
                    March 31, 1997 and 1996                                           1

                    Balance Sheets as of March 31, 1997 and
                    December 31, 1996                                                 2

                    Statements of Cash Flows for the Three Months Ended
                    March 31, 1997 and 1996                                           3

                    Notes to Financial Statements                                     4 - 7

           Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                         8 - 10



PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                                  11

                    Signature                                                         11

                    Exhibit Index                                                     12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of Rayonier Forest Resources Company, the managing general partner of Rayonier Timberlands, L.P., all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations, the financial position and the cash flows for the periods presented. For a full description of accounting policies, see Notes to Financial Statements in the 1996 Annual Report on Form 10-K.


                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                           Three Months
                                                          Ended March 31,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
SALES
  Timber sales
    Unaffiliated parties                             $ 38,261      $ 39,882
    Rayonier                                            3,114         5,615
                                                     --------      --------
                                                       41,375        45,497
  Timberland sales                                        413         1,345
                                                     --------      --------

                                                       41,788        46,842
                                                     --------      --------
COSTS AND EXPENSES
  Cost of timber sold
    Unaffiliated parties                                5,809         5,678
    Rayonier                                              480           814
                                                     --------      --------
                                                        6,289         6,492

  Cost of timberland sold                                  60           398

  Forest management, overhead and general
    and administrative expenses                         2,958         2,883
                                                     --------      --------

                                                        9,307         9,773
                                                     --------      --------

OTHER OPERATING INCOME                                    469           344
                                                     --------      --------

OPERATING INCOME                                       32,950        37,413
                                                     --------      --------

OTHER INCOME AND DEDUCTIONS
  Primary Account interest income from Rayonier         1,086           951
  Secondary Account interest expense to Rayonier       (4,012)       (3,503)
  Minority interest of General Partners in RTOC          (300)         (349)
                                                     --------      --------
                                                       (3,226)       (2,901)
                                                     --------      --------

PARTNERSHIP INCOME                                   $ 29,724      $ 34,512
                                                     ========      ========

INCOME PER CLASS A UNIT*                             $   1.60      $   1.78
                                                     ========      ========

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                 March 31,   December 31,
                                                                   1997          1996
                                                                ----------   ------------
CURRENT ASSETS
     Cash                                                        $     18     $     88
     Receivables, net                                               7,197        5,304
     Inventories                                                      435          588
     Prepaid logging roads                                          3,602        4,291
     Primary Account short-term investment notes of Rayonier       46,900       46,800
     Trade and intercompany receivables from Rayonier               4,182        4,172
                                                                 --------     --------
         Total current assets                                      62,334       61,243

LONG-TERM RECEIVABLES                                                 338         --

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
  OF RAYONIER                                                       5,000        5,000

FIXED ASSETS, NET                                                   1,018        1,045

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                 284,689      283,359
                                                                 --------     --------

                                                                 $353,379     $350,647
                                                                 ========     ========



                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                            $  8,381     $  5,965
     Accounts payable                                                 848        2,149
     Accrued liabilities
         Taxes                                                      1,866        1,744
         All other                                                    575          663
     Current timber obligations                                       162          149
     Advances from Rayonier                                            57           98
                                                                 --------     --------
         Total current liabilities                                 11,889       10,768

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                             204,400      196,500

LONG-TERM TIMBER OBLIGATIONS                                          175          337

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                       4,825        4,887

PARTNERS' CAPITAL
     General Partners                                               4,783        4,844
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                    127,307      133,311
                                                                 --------     --------

                                                                 $353,379     $350,647
                                                                 ========     ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                    Three Months
                                                                   Ended March 31,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
OPERATING ACTIVITIES
     Partnership income                                       $ 29,724      $ 34,512
     Non-cash items included in income
         Depletion, depreciation and amortization                2,860         2,000
         Minority interest of General Partners in RTOC             300           349
     Increase in receivables                                    (1,893)          (12)
     Decrease in prepaid logging roads                             689           351
     Increase in advance deposits                                2,416         3,320
     Decrease in accounts payable and accrued liabilities       (1,267)         (850)
     Other changes                                                 102           224
                                                              --------      --------
         Cash provided by operating activities                  32,931        39,894
                                                              --------      --------


INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
       of $27 and $320 in 1997 and 1996                         (4,163)       (3,849)
     Increase in Primary Account investment
       notes of Rayonier                                       (46,900)      (44,500)
     Settlement of Primary Account investment
       notes of Rayonier                                        46,800        33,300
     Increase in long-term receivables                            (338)       (1,003)
                                                              --------      --------
         Cash used for investing activities                     (4,601)      (16,052)
                                                              --------      --------


FINANCING ACTIVITIES
     Decrease in timber obligations                               (149)         (137)
     Increase in Secondary Account long-term notes
       payable to Rayonier                                       7,900         7,100
     Partnership distributions                                 (35,789)      (30,105)
     Distributions to General Partners of RTOC                    (362)         (304)
                                                              --------      --------
         Cash used for financing activities                    (28,400)      (23,446)
                                                              --------      --------


CASH
     Net (decrease) increase in cash                               (70)          396
     Balance, beginning of year                                     88           282
                                                              --------      --------
     Balance, end of period                                   $     18      $    678
                                                              ========      ========


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account             $  1,086      $    951
                                                              ========      ========
     Cash paid for interest - Secondary Account               $  4,046      $  3,550
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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the three months ended March 31, 1997 and 1996 is as follows:

                                        Limited Partners    General Partners       Total
                                        ----------------    ----------------       -----

           Balance, January 1, 1997        $ 133,311           $ 4,844           $ 138,155
           Partnership income                 29,427               297              29,724
           Partnership distributions         (35,431)             (358)            (35,789)
                                           ---------           -------           ---------
           Balance, March 31, 1997         $ 127,307           $ 4,783           $ 132,090
                                           =========           =======           =========

           Balance, January 1, 1996        $ 147,722           $ 4,989           $ 152,711
           Partnership income                 34,167               345              34,512
           Partnership distributions         (29,804)             (301)            (30,105)
                                           ---------           -------           ---------
           Balance, March 31, 1996         $ 152,085           $ 5,033           $ 157,118
                                           =========           =======           =========

In addition to the RTLP distributions, RTOC distributed $362 and $304 to its General Partners during the first three months of 1997 and 1996, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)


2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the three months ended March 31, 1997 and 1996:


                                                  1997                       1996
                                         ----------------------      ----------------------
                                          Primary     Secondary      Primary      Secondary
                                          Account      Account       Account       Account
                                         ---------    ---------      -------      ---------
Timber and timberland sales              $ 41,375      $   413      $ 45,468      $ 1,374
Interest and other income, net              1,160       (3,617)        1,011       (3,219)
Costs and expenses                         (8,408)        (899)       (8,577)      (1,196)
Interest of General Partners in RTOC         (341)          41          (379)          30
                                         --------      -------      --------      -------

PARTNERSHIP INCOME                       $ 33,786      $(4,062)     $ 37,523      $(3,011)
                                         ========      =======      ========      =======



                                                Total for                  Total for
                                               All A Units                All A Units
                                               -----------                -----------
Income for Class A Units
     95% of Primary Account                   $     32,097                $     35,647
     4% of Secondary Account                          (162)                       (120)
                                              ------------                ------------

Total income for Class A Units                $     31,935                $     35,527
                                              ============                ============

Units outstanding                               20,000,000                  20,000,000
                                              ============                ============

INCOME PER CLASS A UNIT                       $       1.60                $       1.78
                                              ============                ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the three months ended March 31, 1997 and 1996:

                                                      1997                      1996
                                             ----------------------      ---------------------
                                              Primary     Secondary      Primary     Secondary
                                              Account      Account       Account      Account
                                              -------     ---------      -------     ---------
Timber and timberland sales                  $ 41,375      $   413      $ 45,468      $ 1,374
Interest and other income, net                  1,160       (3,617)        1,011       (3,219)
Costs and expenses - other than non-cash
  items and the General
  Partners' interest in RTOC                   (5,624)        (791)       (6,633)        (821)
Capital expenditures                           (1,039)      (3,151)         (565)      (3,604)
General Partners' interest in RTOC               (359)          71          (393)          63
                                             --------      -------      --------      -------

OPERATING CASH FLOW                          $ 35,513      $(7,075)     $ 38,888      $(6,207)
                                             ========      =======      ========      =======





                                                    Total for                  Total for
                                                   All A Units                All A Units
                                                   -----------                -----------
Cash allocable to Class A Units
     95% of Primary Account                       $     33,737                $     36,944
     4% of Secondary Account                              (283)                       (248)
                                                  ------------                ------------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                   $     33,454                $     36,696
                                                  ============                ============

Units outstanding                                   20,000,000                  20,000,000
                                                  ============                ============

Primary Account cash flow per unit                $       1.69                $       1.84

Secondary Account cash flow per unit                      (.02)                       (.01)
                                                  ------------                ------------

OPERATING CASH FLOW PER CLASS A UNIT              $       1.67                $       1.83
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

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                               Three Months
                                              Ended March 31,
                                              ---------------
                                            1997          1996
                                            ----          ----
TIMBER SALES
       Northwest                          $ 26,326      $ 31,617
       Southeast                            15,049        13,880
                                          --------      --------
                                            41,375        45,497
                                          --------      --------

TIMBERLAND SALES
       Northwest                                --            --
       Southeast                               413         1,345
                                          --------      --------
                                               413         1,345
                                          --------      --------

TOTAL SALES                               $ 41,788      $ 46,842
                                          ========      ========

OPERATING INCOME
       Northwest                          $ 21,975      $ 25,868
       Southeast                            11,664        12,036
       Corporate and other                    (689)         (491)
                                          --------      --------
                                          $ 32,950      $ 37,413
                                          ========      ========

PARTNERSHIP INCOME                        $ 29,724      $ 34,512
                                          ========      ========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
    Stumpage (thousands of MBF)               49.6          45.1
    Delivered logs (thousands of MBF)          9.4          15.2
                                          --------      --------
                                              59.0          60.3
                                          ========      ========

Southeast harvest volumes
    Pine (thousands of tons)                 531.3         456.6
    Hardwood (thousands of tons)              29.8          56.0
                                          --------      --------
                                             561.1         512.6
                                          ========      ========

Sales for the first quarter of 1997 of $41.8 million were $5.1 million or 11 percent lower than last year's first quarter. Timber sales were $41.4 million, $4.1 million lower than the prior year primarily as a result of reduced prices caused by weak export and domestic log markets. Timberland sales of $0.4 million were down $0.9 million.

Partnership income was $29.7 million, or $1.60 per Class A Unit, which is $4.8 million, or 18 cents per Class A Unit, below the 1996 first quarter. Operating cash flow allocable to each Class A Unit was $1.67, or 16 cents per Class A Unit lower than 1996 results.

In the Northwest region, realized prices for the first quarter declined 16 percent from prior year levels reflecting the effect of declining export and domestic log markets 12-18 months ago when the related stumpage contracts were signed. Also, the combined stumpage and delivered log volume was slightly below prior year levels. As a result, first quarter sales decreased $5.3 million to $26.3 million and operating income declined $3.9 million to $22.0 million.

In the Southeast region, first quarter sales increased $0.2 million from the prior year to $15.5 million reflecting a 9 percent increase in harvest volume, driven by a strong lumber market, offset by lower prices. Operating income decreased $0.4 million to $11.7 million as pine prices declined 6 percent from the prior year first quarter reflecting weak demand from pulp and paper producers. Operating results in 1997 were also unfavorably impacted by reduced timberland sales of $0.9 million and higher timber depletion costs.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, increased slightly to $1.1 million in 1997 due to an overall higher average balance of investment notes of Rayonier partially offset by lower average interest rates. Interest expense rose $0.5 million to $4.0 million due to increased loans and advances to the Secondary Account by Rayonier.

FUTURE OPERATIONS

For the first three months of 1997, the harvest levels in the Northwest and the Southeast represented approximately 34 percent and 27 percent, respectively, of the current projection of the 1997 harvests whereas in the first three months of 1996 the harvest levels in the Northwest and the Southeast were 31 percent and 25 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of March 31, 1997, volume representing approximately 97 percent of the projected 1997 stumpage harvest had been cut or committed under contract. As of March 31, 1996, 87 percent of the actual 1996 harvest in both regions had been cut or committed. In the Northwest region, average stumpage prices on outstanding contracts as of March 31, 1997 were approximately 20 percent below average prices realized during 1996. In the Southeast region, average pine prices on outstanding contracts as of March 31, 1997 were approximately the same as average prices realized during 1996. The Partnership does not expect full year 1997 earnings or cash flow from operations to be as strong as in the prior year.

At March 31, 1997, Rayonier held contracts representing approximately 5 percent and 1 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership and two additional unrelated customers held contracts representing approximately 30 percent, 23 percent and 19 percent, respectively, of the uncut volume under contract in the Northwest. One unrelated customer held contracts representing approximately 10 percent of the uncut volume under contract in the Southeast. These six customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of March 31, 1997, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $46.9 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $204.7 million at March 31, 1997, including long-term notes payable to Rayonier of $204.4 million that mainly represent the obligations incurred as a result of Secondary Account expenditures for costs such as site preparation, reforestation and pre-commercial thinning.

Capital expenditures for the three months ended March 31, 1997 and 1996 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $4.2 million in both years. Funding of future capital requirements is expected to continue from Rayonier.

On March 31, 1997 and 1996, the Partnership made quarterly distributions of $34.0 million ($1.70 per Unit) and $28.6 million ($1.43 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.8 million and $1.5 million were also made to Class B unitholders and to the General Partners in the first quarter of 1997 and 1996, respectively.

On May 8, 1997, the Board of Directors of the Managing General Partner declared a second quarter distribution of $1.24 per Class A Unit. The distribution will be paid on June 30, 1997 to unitholders of record on May 30, 1997. The Board determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the year following to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. The Managing General Partner noted when it announced the March 1997 distribution of $1.70 that it expected Partnership results for 1997 to be lower than in 1996 and that distributions related to 1997 results will total less than distributions related to 1996 results.

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


                                         RAYONIER TIMBERLANDS, L.P.
                                         (A Delaware Limited Partnership)



                                         By:    RAYONIER FOREST RESOURCES
                                                    COMPANY
                                                Managing General Partner


                                         By     KENNETH P. JANETTE
                                                ------------------
                                                Kenneth P. Janette
                                                Vice President and Corporate
                                                Controller
                                                (Chief Accounting Officer)
May 12, 1997

                                  EXHIBIT INDEX


       EXHIBIT NO.                                DESCRIPTION                                   LOCATION
       -----------           ---------------------------------------------------                --------

           2                 Plan of acquisition, reorganization, arrangement,                  None
                             liquidation, or succession


           3(a)              Partnership Agreement of the Partnership                           No amendments


           3(b)              Forms of Class A Certificate of Limited Partnership                No amendments
                             and Class B Certificate of Limited Partnership
                             of the Partnership

           3(c)              Partnership Agreement of the Operating Partnership                 No amendments


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