Form 10-Q
period 1997-06-30
RAYONIER TIMBERLANDS LP
filed 1997-08-13
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                                                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________ TO ____________


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

YES (X)  NO ( )

As of August 1, 1997, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS




                                                                            PAGE

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Statements of Income for the Three Months and
         Six Months Ended June 30, 1997 and 1996                               1

         Balance Sheets as of June 30, 1997 and
         December 31, 1996                                                     2

         Statements of Cash Flows for the Six Months Ended
         June 30, 1997 and 1996                                                3

         Notes to Financial Statements                                     4 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8 - 10




PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signature                                                            11

         Exhibit Index                                                        12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                             Three Months              Six Months
                                                            Ended June 30,           Ended June 30,
                                                        ---------------------     ---------------------

                                                          1997         1996         1997         1996
                                                        --------     --------     --------     --------
SALES
      Timber sales
           Unaffiliated parties                         $ 30,870     $ 36,098     $ 69,131     $ 75,980
           Rayonier                                        2,029        2,719        5,143        8,334
                                                        --------     --------     --------     --------
                                                          32,899       38,817       74,274       84,314
      Timberland sales                                       542          104          955        1,449
                                                        --------     --------     --------     --------
                                                          33,441       38,921       75,229       85,763
                                                        --------     --------     --------     --------

COSTS AND EXPENSES
      Cost of timber sold
           Unaffiliated parties                            5,683        5,777       11,492       11,455
           Rayonier                                          408          457          888        1,271
                                                        --------     --------     --------     --------
                                                           6,091        6,234       12,380       12,726

      Cost of timberland sold                                 43           15          103          413

      Forest management, overhead and general
        and administrative expenses                        2,721        3,006        5,679        5,889
                                                        --------     --------     --------     --------
                                                           8,855        9,255       18,162       19,028
                                                        --------     --------     --------     --------

OTHER OPERATING INCOME                                       617          608        1,086          952
                                                        --------     --------     --------     --------

OPERATING INCOME                                          25,203       30,274       58,153       67,687
                                                        --------     --------     --------     --------

OTHER INCOME AND DEDUCTIONS
      Primary Account interest income from Rayonier        1,084        1,026        2,170        1,977
      Secondary Account interest expense to Rayonier      (4,117)      (3,604)      (8,129)      (7,107)
      Minority interest of General Partners in RTOC         (222)        (277)        (522)        (626)
                                                        --------     --------     --------     --------
                                                          (3,255)      (2,855)      (6,481)      (5,756)
                                                        --------     --------     --------     --------

PARTNERSHIP INCOME                                      $ 21,948     $ 27,419     $ 51,672     $ 61,931
                                                        ========     ========     ========     ========

INCOME PER CLASS A UNIT*                                $   1.23     $   1.49     $   2.83     $   3.27
                                                        ========     ========     ========     ========

* Refer to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                 June 30,   December 31,
                                                                   1997         1996
                                                                 --------     --------
CURRENT ASSETS
      Cash                                                       $    243     $     88
      Receivables, net                                              7,607        5,304
      Inventories                                                     459          588
      Prepaid logging roads                                         3,096        4,291
      Primary Account short-term investment notes of Rayonier      47,800       46,800
      Trade and intercompany receivables from Rayonier              4,231        4,172
                                                                 --------     --------
           Total current assets                                    63,436       61,243

LONG-TERM RECEIVABLES                                                 637           --

PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES
  OF RAYONIER                                                       5,000        5,000

FIXED ASSETS, NET                                                     992        1,045

TIMBER, TIMBERLANDS AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                 286,895      283,359
                                                                 --------     --------

                                                                 $356,960     $350,647
                                                                 ========     ========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
      Advance deposits                                           $  8,074     $  5,965
      Accounts payable                                              1,534        2,149
      Accrued liabilities
           Taxes                                                    2,432        1,744
           All other                                                  657          663
      Current timber obligations                                      163          149
      Advances from Rayonier                                          109           98
                                                                 --------     --------
           Total current liabilities                               12,969       10,768

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                             211,100      196,500

LONG-TERM TIMBER OBLIGATIONS                                          175          337

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                       4,783        4,887

PARTNERS' CAPITAL
      General Partners                                              4,742        4,844
      Limited Partners (20,000,000 Class A Depositary
        Units and 20,000,000 Class B Depositary Units
        issued and outstanding)                                   123,191      133,311
                                                                 --------     --------

                                                                 $356,960     $350,647
                                                                 ========     ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                             Six Months
                                                                            Ended June 30,
                                                                         ---------------------

                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
      Partnership income                                                 $ 51,672     $ 61,931
      Non-cash items included in income
           Depletion, depreciation and amortization                         4,832        3,970
           Minority interest of General Partners in RTOC                      522          626
      Increase in receivables                                              (2,303)      (3,118)
      Decrease in prepaid logging roads                                     1,195          252
      Increase in advance deposits                                          2,109        2,187
      Increase (decrease) in accounts payable and accrued liabilities          67         (863)
      Other changes                                                            81          422
                                                                         --------     --------
           Cash provided by operating activities                           58,175       65,407
                                                                         --------     --------


INVESTING ACTIVITIES
      Capital expenditures less sales and retirements
           of $42 and $326 in 1997 and 1996                                (8,315)      (8,344)
      Increase in Primary Account investment
           notes of Rayonier                                              (94,700)     (75,000)
      Settlement of Primary Account investment
           notes of Rayonier                                               93,700       61,800
      (Increase) decrease in long-term receivables                           (637)          98
                                                                         --------     --------
           Cash used for investing activities                              (9,952)     (21,446)
                                                                         --------     --------


FINANCING ACTIVITIES
      Decrease in timber obligations                                         (148)        (137)
      Increase in Secondary Account long-term notes
           payable to Rayonier                                             14,600       14,800
      Partnership distributions                                           (61,894)     (58,105)
      Distributions to General Partners of RTOC                              (626)        (588)
                                                                         --------     --------
           Cash used for financing activities                             (48,068)     (44,030)
                                                                         --------     --------


CASH
      Net increase (decrease) in cash                                         155          (69)
      Balance, beginning of year                                               88          282
                                                                         --------     --------
      Balance, end of period                                             $    243     $    213
                                                                         ========     ========


Supplemental disclosures of cash flow information

      Cash received for interest - Primary Account                       $  2,170     $  1,977
                                                                         ========     ========
      Cash paid for interest - Secondary Account                         $  8,157     $  7,147
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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the six months ended June 30, 1997 and 1996 is as follows:

                              Limited Partners   General Partners     Total
                              ----------------   ----------------     -----
  Balance, January 1, 1997        $ 133,311          $   4,844      $ 138,155
  Partnership income                 51,155                517         51,672
  Partnership distributions         (61,275)              (619)       (61,894)
                                  ---------          ---------      ---------
  Balance, June 30, 1997          $ 123,191          $   4,742      $ 127,933
                                  =========          =========      =========

  Balance, January 1, 1996        $ 147,722          $   4,989      $ 152,711
  Partnership income                 61,312                619         61,931
  Partnership distributions         (57,524)              (581)       (58,105)
                                  ---------          ---------      ---------
  Balance, June 30, 1996          $ 151,510          $   5,027      $ 156,537
                                  =========          =========      =========


In addition to the RTLP distributions, RTOC distributed $626 and $588 to its General Partners during the first six months of 1997 and 1996, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)


2. COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the six months ended June 30, 1997 and 1996:


                                                    1997                             1996
                                           ------------------------        ------------------------
                                           Primary        Secondary        Primary        Secondary
                                           Account         Account         Account         Account
                                           --------        --------        --------        --------
Timber and timberland sales                $ 74,273        $    956        $ 84,285        $  1,478
Interest and other income, net                2,665          (7,538)          2,475          (6,653)
Costs and expenses                          (16,393)         (1,769)        (16,953)         (2,075)
Interest of General Partners in RTOC           (606)             84            (698)             72
                                           --------        --------        --------        --------

PARTNERSHIP INCOME                         $ 59,939        $ (8,267)       $ 69,109        $ (7,178)
                                           ========        ========        ========        ========


                                                   Total for                      Total for
                                                  All A Units                    All A Units
                                                  -----------                    -----------
Income for Class A Units
      95% of Primary Account                      $     56,942                   $     65,654
      4% of Secondary Account                             (331)                          (287)
                                                  ------------                   ------------

Total income for Class A Units                    $     56,611                   $     65,367
                                                  ============                   ============

Units outstanding                                   20,000,000                     20,000,000
                                                  ============                   ============

INCOME PER CLASS A UNIT                           $       2.83                   $       3.27
                                                  ============                   ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

3.    OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the six months ended June 30, 1997 and 1996:

                                                         1997                            1996
                                               ------------------------        ------------------------
                                               Primary        Secondary        Primary        Secondary
                                               Account         Account         Account         Account
                                               --------        --------        --------        --------
Timber and timberland sales                    $ 74,273        $    956        $ 84,285        $  1,478
Interest and other income, net                    2,665          (7,538)          2,475          (6,653)
Costs and expenses - other than non-cash
  items and the General
  Partners' interest in RTOC                    (11,725)         (1,556)        (13,088)         (1,639)
Capital expenditures                             (1,353)         (7,004)           (878)         (7,792)
General Partners' interest in RTOC                 (639)            151            (728)            146
                                               --------        --------        --------        --------

OPERATING CASH FLOW                            $ 63,221        $(14,991)       $ 72,066        $(14,460)
                                               ========        ========        ========        ========


                                                      Total for                       Total for
                                                     All A Units                     All A Units
                                                     -----------                     -----------
Cash allocable to Class A Units
      95% of Primary Account                         $     60,060                    $     68,463
      4% of Secondary Account                                (600)                           (578)
                                                     ------------                    ------------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                      $     59,460                    $     67,885
                                                     ============                    ============

Units outstanding                                      20,000,000                      20,000,000
                                                     ============                    ============

Primary Account cash flow per unit                   $       3.00                    $       3.42

Secondary Account cash flow per unit                         (.03)                           (.03)
                                                     ------------                    ------------

OPERATING CASH FLOW PER CLASS A UNIT                 $       2.97                    $       3.39
                                                     ============                    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

More than half of the timber harvested from Partnership lands in the Northwest is resold by the Partnership's customers into log export markets, primarily in Japan, Korea and China. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of volume or weight, by species, with harvesting required to be completed within contract periods of up to 24 months. In the Southeast, pulpwood timber is sold by the Partnership's customers for the production of pulp and paper with chip `n saw and sawlog timber sold to lumber and plywood manufacturers. The Partnership's contracts in this region generally provide for payment of a fixed price per unit of weight, with harvesting required to be completed within contract periods of up to 18 months.

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                         Three Months                     Six Months
                                                        Ended June 30,                  Ended June 30,
                                                        --------------                  --------------

                                                     1997            1996            1997            1996
                                                   --------        --------        --------        --------
TIMBER SALES
           Northwest                               $ 20,151        $ 26,367        $ 46,477        $ 57,984
           Southeast                                 12,748          12,450          27,797          26,330
                                                   --------        --------        --------        --------
                                                     32,899          38,817          74,274          84,314
                                                   --------        --------        --------        --------

TIMBERLAND SALES
           Northwest                                    300              --             300              --
           Southeast                                    242             104             655           1,449
                                                   --------        --------        --------        --------
                                                        542             104             955           1,449
                                                   --------        --------        --------        --------

TOTAL SALES                                        $ 33,441        $ 38,921        $ 75,229        $ 85,763
                                                   ========        ========        ========        ========

OPERATING INCOME
           Northwest                               $ 15,266        $ 20,910        $ 37,241        $ 46,778
           Southeast                                 10,232           9,853          21,896          21,889
           Corporate and other                         (295)           (489)           (984)           (980)
                                                   --------        --------        --------        --------
                                                   $ 25,203        $ 30,274        $ 58,153        $ 67,687
                                                   ========        ========        ========        ========

PARTNERSHIP INCOME                                 $ 21,948        $ 27,419        $ 51,672        $ 61,931
                                                   ========        ========        ========        ========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
           Stumpage (thousands of MBF)                 37.2            37.7            86.8            82.8
           Delivered logs (thousands of MBF)           11.9            14.7            21.3            29.9
                                                   --------        --------        --------        --------
                                                       49.1            52.4           108.1           112.7
                                                   ========        ========        ========        ========

Southeast harvest volumes
           Pine (thousands of tons)                   446.4           436.7           977.7           893.3
           Hardwoods (thousands of tons)               50.3            46.3            80.1           102.3
                                                   --------        --------        --------        --------
                                                      496.7           483.0         1,057.8           995.6
                                                   ========        ========        ========        ========


Sales for the six months ended June 30, 1997 were $75.2 million, $10.5 million lower than the first six months of 1996. Timber sales were $74.3 million, $10.0 million or 12 percent, below the comparable 1996 period mainly as a result of reduced prices caused by weak export and domestic log markets.
Timberland sales of $1.0 million decreased $0.5 million from 1996.

Partnership income for the six month period of 1997 was $51.7 million, or $2.83 per Class A Unit, $10.3 million or 44 cents per Class A Unit, below 1996 results. Operating cash flow allocable to each Class A Unit was $2.97, or 42 cents per Class A Unit below the prior year.

In the Northwest region, harvest prices for the six months ended June 30, 1997 declined 17 percent from the prior year reflecting the residual effect of declining export and domestic log markets existing when the related stumpage contracts were signed. The combined stumpage and delivered log volume was 4 percent below the prior year. As a result, sales decreased $11.2 million, or 19 percent, to $46.8 million and operating income decreased $9.5 million, or 20 percent, to $37.2 million.

In the Southeast region, sales for the six months ended June 30, 1997 increased $0.7 million, or 2 percent, to $28.4 million from the prior year and operating income rose slightly to $21.9 million, reflecting higher volume offset by lower prices. Overall harvest volume increased 6 percent, driven by a strong lumber market, and pine prices declined 3 percent from 1996.

Operating costs and expenses for the first half of 1997 were $18.2 million, $0.9 million lower than 1996. The decline was primarily due to lower logging costs in the Northwest resulting from reduced contract logging activities. This decrease was partially offset by higher timber depletion costs resulting from increased pine harvest volume in the Southeast.

Interest income, earned mainly from the Primary Account's investment in notes of Rayonier, increased slightly to $2.2 million in 1997 due to an overall higher average investment balance partially offset by lower average interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.0 million to $8.1 million.

Partnership income for the second quarter was $21.9 million, or $1.23 per Class A Unit, $5.5 million or 26 cents per Class A Unit, below the 1996 second quarter. Operating cash flow allocable to each Class A Unit was $1.30, or 26 cents per Class A Unit lower than the prior year. Sales for the second quarter were $33.4 million, $5.5 million lower than last year's second quarter.

For the second quarter of 1997, realized prices in the Northwest region declined 18 percent from prior year levels reflecting the effect of declining export and domestic log markets at the time the related stumpage contracts were initiated. Combined stumpage and delivered log volume was 6 percent below the prior year. As a result, second quarter sales decreased $5.9 million to $20.5 million and operating income declined $5.6 million to $15.3 million.

Second quarter sales for the Southeast region rose $0.4 million to $13.0 million and operating income increased $0.4 million to $10.2 million, reflecting a 3 percent increase in harvest volume partially offset by slightly lower prices.

FUTURE OPERATIONS

For the first six months of 1997, the harvest levels in the Northwest and the Southeast represented approximately 59 percent and 50 percent, respectively, of the current projection of the full year harvest whereas in the first six months of 1996 the harvest levels in the Northwest and the Southeast were 59 percent and 48 percent, respectively, of the actual full year harvest.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of June 30, 1997, volume representing approximately 112 percent of the projected 1997 harvest of stumpage and pine in both regions had been cut or committed under contract. As of June 30, 1996, 108 percent of the final 1996 harvest in both regions had been cut or committed. In the Northwest and Southeast regions, average prices on outstanding stumpage and pine contracts as of June 30, 1997 were approximately 18 percent and 2 percent, respectively, below average full year prices realized during 1996. The Partnership does not expect full year 1997 earnings or cash flow from operations to be as strong as in the prior year.

The Partnership held contracts at June 30, 1997 with Rayonier representing approximately 3 percent and 9 percent of the uncut volume under contract in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 26 percent of the uncut volume under contract in the Northwest. Three additional unrelated customers held contracts representing from 16 percent to 18 percent individually and 51 percent in total of the uncut Northwest volume under contract. In the Southeast, one unrelated customer held contracts representing approximately 12 percent of the uncut volume under contract. These seven customers are not affiliated with the Partnership.


LIQUIDITY AND CASH FLOW

As of June 30, 1997, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.2 million. In addition, the Primary Account of the Partnership held $47.8 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow of the Primary Account, since inception, after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $211.4 million at June 30, 1997, including long-term notes payable to Rayonier of $211.1 million that mainly represent obligations incurred as a result of Secondary Account expenditures for costs such as site preparation, reforestation and pre-commercial thinning.

Capital expenditures for the six months ended June 30, 1997 and 1996 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $8.4 million and $8.7 million, respectively. Funding of most of the future capital requirements is expected to continue from Rayonier.

On June 30, 1997 and 1996, the Partnership made quarterly distributions of $24.8 million ($1.24 per Unit) and $26.6 million ($1.33 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.3 million and $1.4 million were also made to Class B unitholders and to the General Partners in the second quarter of 1997 and 1996, respectively.

On July 18, 1997, the Board of Directors of the Managing General Partner announced a third quarter distribution of $1.24 per Class A Unit. The distribution will be paid on September 30, 1997 to unitholders of record on August 29, 1997. The Board determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. RFR noted when it announced the March 1997 distribution of $1.70 that it expected Partnership results for 1997 to be lower than in 1996 and that distributions related to 1997 results will total less than distributions related to 1996 results.

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


                                    RAYONIER TIMBERLANDS, L.P.
                                    (A Delaware Limited Partnership)



                                    By: RAYONIER FOREST RESOURCES
                                          COMPANY
                                        Managing General Partner


                                    By  KENNETH P. JANETTE
                                       ----------------------------------------
                                        Kenneth P. Janette
                                        Vice President and Corporate Controller
                                        (Chief Accounting Officer)

August 12, 1997

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