Form 10-Q
period 1997-09-30
RAYONIER TIMBERLANDS LP
filed 1997-11-13
CIK 778439

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

YES (X)  NO ( )

As of November 3, 1997, there were 20,000,000 Class A Depositary Units of the Partnership outstanding, of which 14,940,000 Class A Depositary Units were owned by Rayonier.

                           RAYONIER TIMBERLANDS, L.P.

                                TABLE OF CONTENTS




                                                                                                 PAGE
                                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Income for the Three Months and
           Nine Months Ended September 30, 1997 and 1996                                         1

           Balance Sheets as of September 30, 1997 and
           December 31, 1996                                                                     2

           Statements of Cash Flows for the Nine Months Ended
           September 30, 1997 and 1996                                                           3

           Notes to Financial Statements                                                         4 - 7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                             8 - 10




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                                      11

           Signature                                                                             11

           Exhibit Index                                                                         12

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

                           RAYONIER TIMBERLANDS, L.P.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

                                                                       Three Months                           Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                   1997             1996                 1997             1996
                                                                 --------         --------             ------           ------
SALES
     Timber sales
         Unaffiliated parties                                    $ 27,980          $23,434             $97,111          $ 99,414
         Rayonier                                                     791            3,375               5,934            11,709
                                                                 --------          -------             -------           -------
                                                                   28,771           26,809             103,045           111,123
     Timberland sales                                                 453              201               1,408             1,650
                                                                 --------          -------             -------           -------
                                                                   29,224           27,010             104,453           112,773
                                                                 --------          -------             -------           -------

COSTS AND EXPENSES
     Cost of timber sold
         Unaffiliated parties                                       5,882            5,873              17,374            17,328
         Rayonier                                                     240              879               1,128             2,150
                                                                 --------          -------             -------           -------
                                                                    6,122            6,752              18,502            19,478

     Cost of timberland sold                                           65                -                 168               413
     Forest management, overhead, and general
       and administrative expenses                                  3,357            3,050               9,036             8,939
                                                                 --------          -------             -------           -------
                                                                    9,544            9,802              27,706            28,830
                                                                 --------          -------             -------           -------

OTHER OPERATING INCOME                                                212            1,463               1,298             2,415
                                                                 --------          -------             -------           -------

OPERATING INCOME                                                   19,892           18,671              78,045            86,358
                                                                 --------          -------             -------           -------

OTHER INCOME AND DEDUCTIONS
     Primary Account interest income from Rayonier                  1,054            1,010               3,224             2,987
     Secondary Account interest expense to Rayonier                (4,221)          (3,711)            (12,350)          (10,818)
     Minority interest of General Partners in RTOC                   (167)            (159)               (689)             (785)
                                                                 --------          -------             -------           -------
                                                                   (3,334)          (2,860)             (9,815)           (8,616)
                                                                 --------          -------             -------           -------

PARTNERSHIP INCOME                                                $16,558         $ 15,811             $68,230          $ 77,742
                                                                 ========         ========             =======          ========


INCOME PER CLASS A UNIT*                                         $   1.00         $   0.94             $  3.83          $   4.21
                                                                 --------          -------             -------           -------

* Refer  to calculations on page 6.

                           RAYONIER TIMBERLANDS, L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                     ASSETS


                                                                  September 30,        December 31,
                                                                       1997                1996
                                                                       ----                ----
CURRENT ASSETS
     Cash                                                           $    127             $     88
     Receivables, net                                                  8,385                5,304
     Inventories                                                         384                  588
     Prepaid logging roads                                             3,248                4,291
     Primary Account short-term investment notes of Rayonier          43,700               46,800
     Trade and intercompany receivables from Rayonier                  4,262                4,172
                                                                    --------             --------
         Total current assets                                         60,106               61,243


PRIMARY ACCOUNT LONG-TERM INVESTMENT NOTES OF RAYONIER                 5,000                5,000

FIXED ASSETS, NET                                                        816                1,045

TIMBER, TIMBERLANDS, AND LOGGING ROADS,
  LESS DEPLETION AND AMORTIZATION                                    287,794              283,359
                                                                    --------             --------

                                                                    $353,716             $350,647
                                                                    ========             ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Advance deposits                                               $  6,102             $  5,965
     Accounts payable                                                  1,431                2,149
     Accrued liabilities
         Taxes                                                         3,131                1,744
         All other                                                     2,128                  663
     Current timber obligations                                          162                  149
     Advances from Rayonier                                              115                   98
                                                                    --------             --------
         Total current liabilities                                    13,069               10,768

SECONDARY ACCOUNT LONG-TERM NOTES
  PAYABLE TO RAYONIER                                                217,400              196,500

LONG-TERM TIMBER OBLIGATIONS                                             175                  337

MINORITY INTEREST OF GENERAL PARTNERS IN RTOC                          4,686                4,887

PARTNERS' CAPITAL
     General Partners                                                  4,647                4,844
     Limited Partners (20,000,000 Class A Depositary
       Units and 20,000,000 Class B Depositary Units
       issued and outstanding)                                       113,739              133,311
                                                                    --------             --------

                                                                    $353,716             $350,647
                                                                    ========             ========

                           RAYONIER TIMBERLANDS, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)


                                                                         Nine Months
                                                                     Ended September 30,
                                                                    1997             1996
                                                                    ----             ----
OPERATING ACTIVITIES
     Partnership income                                          $  68,230         $  77,742
     Non-cash items included in income
         Depletion, depreciation and amortization                    6,893             5,801
         Minority interest of General Partners in RTOC                 689               785
     Increase in receivables                                        (3,081)             (118)
     Decrease (increase) in prepaid logging roads                    1,043              (153)
     Increase (decrease) in advance deposits                           137              (507)
     Increase in accounts payable and accrued liabilities            2,134               257
     Other changes                                                     131               233
                                                                 ---------         ---------
         Cash provided by operating activities                      76,176            84,040
                                                                 ---------         ---------


INVESTING ACTIVITIES
     Capital expenditures less sales and retirements
         of $337 and $305 in 1997 and 1996                         (11,099)          (11,582)
     Increase in Primary Account investment
         notes of Rayonier                                        (138,400)         (116,300)
     Settlement of Primary Account investment
         notes of Rayonier                                         141,500           108,300
     Decrease in long-term receivables                                  --             1,333
                                                                 ---------         ---------
         Cash used for investing activities                         (7,999)          (18,249)
                                                                 ---------         ---------


FINANCING ACTIVITIES
     Decrease in timber obligations                                   (149)             (137)
     Increase in Secondary Account long-term notes
         payable to Rayonier                                        20,900            21,300
     Partnership distributions                                     (87,999)          (86,106)
     Distributions to General Partners of RTOC                        (890)             (870)
                                                                 ---------         ---------
         Cash used for financing activities                        (68,138)          (65,813)
                                                                 ---------         ---------


CASH
     Increase (decrease) during the period                              39               (22)
     Balance, beginning of period                                       88               282
                                                                 ---------         ---------
     Balance, end of period                                      $     127         $     260
                                                                 =========         =========


Supplemental disclosures of cash flow information

     Cash received for interest - Primary Account                $   3,224         $   2,987
                                                                 =========         =========
     Cash paid for interest - Secondary Account                  $  12,370         $  10,851
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

PARTNERS' CAPITAL

An analysis of the activity in the Partners' Capital accounts of RTLP for the nine months ended September 30, 1997 and 1996 is as follows:

                                               Limited Partners       General Partners             Total
                                               ----------------       ----------------             -----
          Balance, January 1, 1997                 $ 133,311               $ 4,844               $ 138,155
          Partnership income                          67,548                   682                  68,230
          Partnership distributions                  (87,120)                 (879)                (87,999)
                                                   ---------               -------               ---------
          Balance, September 30, 1997              $ 113,739               $ 4,647               $ 118,386
                                                   =========               =======               =========

          Balance, January 1, 1996                 $ 147,722               $ 4,989               $ 152,711
          Partnership income                          76,965                   777                  77,742
          Partnership distributions                  (85,245)                 (861)                (86,106)
                                                   ---------               -------               ---------
          Balance, September 30, 1996              $ 139,442               $ 4,905               $ 144,347
                                                   =========               =======               =========

In addition to the RTLP distributions, RTOC distributed $890 and $870 to its General Partners during the first nine months of 1997 and 1996, respectively.

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)


2.   COMPUTATION OF INCOME PER CLASS A UNIT

The Partnership Agreement provides for the allocation of Partnership income among the General and Limited Partners. The following tables present the computation of income per Class A Unit for the nine months ended September 30, 1997 and 1996:



                                                                 1997                               1996
                                                       --------------------------         --------------------------
                                                       Primary          Secondary         Primary          Secondary
                                                       Account           Account          Account           Account
                                                       -------           -------          -------           -------
          Timber and timberland sales                 $ 103,045         $  1,408         $ 111,094         $  1,679
          Interest and other income, net                  3,770          (11,598)            4,761          (10,177)
          Costs and expenses                            (24,893)          (2,813)          (25,792)          (3,038)
          Interest of General Partners in RTOC             (819)             130              (900)             115
                                                      ---------         --------         ---------         --------

          PARTNERSHIP INCOME                          $  81,103         $(12,873)        $  89,163         $(11,421)
                                                      =========         ========         =========         ========


                                                             Total for                          Total for
                                                            All A Units                        All A Units
                                                            -----------                        -----------
Income for Class A Units
     95% of Primary Account                                $     77,048                       $     84,704
     4% of Secondary Account                                       (515)                              (457)
                                                           ------------                       ------------

Total income for Class A Units                             $     76,533                       $     84,247
                                                           ============                       ============

Units outstanding                                            20,000,000                         20,000,000
                                                           ============                       ============

INCOME PER CLASS A UNIT                                    $       3.83                       $       4.21
                                                           ============                       ============

                           RAYONIER TIMBERLANDS, L.P.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER UNIT INFORMATION)

3.   OPERATING CASH FLOW ALLOCABLE TO CLASS A UNITS

Operating cash flow allocable to Class A Units is calculated in accordance with the Partnership agreement, should not be considered as contradictory to information provided in the Statements of Cash Flows and is not intended as an alternative to income per Class A Unit as an indication of performance. Operating cash flow allocable to a Class A Unit is calculated by multiplying 99 percent (Limited Partners' interest in RTLP) of operating cash flow allocated to the Primary and Secondary Accounts by the respective 95 percent and 4 percent Class A Unit interest in those accounts. In determining operating cash flow, Partnership results are adjusted for non-cash costs and expenses without the effects of changes in working capital. The following tables present the calculations of operating cash flow allocable to Class A Units for the nine months ended September 30, 1997 and 1996:

                                                           1997                                1996
                                                 --------------------------         --------------------------
                                                 Primary          Secondary         Primary          Secondary
                                                 Account           Account          Account           Account
                                                 -------           -------          -------           -------
Timber and timberland sales                     $ 103,045         $  1,408         $ 111,094         $  1,679
Interest and other income, net                      3,770          (11,598)            4,761          (10,177)
Costs and expenses - other than non-cash
     items and the General
     Partners' interest in RTOC                   (18,225)          (2,476)          (20,159)          (2,565)
Capital expenditures                               (1,740)          (9,696)           (1,126)         (10,761)
General Partners' interest in RTOC                   (869)             224              (946)             218
                                                ---------         --------         ---------         --------

OPERATING CASH FLOW                             $  85,981         $(22,138)        $  93,624         $(21,606)
                                                =========         ========         =========         ========


                                                              Total for                            Total for
                                                             All A Units                          All A Units
                                                             -----------                          -----------
Cash allocable to Class A Units
     95% of Primary Account                                 $     81,682                         $     88,943
     4% of Secondary Account                                        (886)                                (864)
                                                            ------------                         ------------

OPERATING CASH FLOW ALLOCABLE TO
  CLASS A UNITS                                             $     80,796                         $     88,079
                                                            ============                         ============

Units outstanding                                             20,000,000                           20,000,000
                                                            ============                         ============

Primary Account cash flow per unit                          $       4.08                         $       4.44

Secondary Account cash flow per unit                                (.04)                                (.04)
                                                            ------------                         ------------

OPERATING CASH FLOW PER CLASS A UNIT                        $       4.04                         $       4.40
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

The following table summarizes the sales, operating income, partnership income and selected operating statistics of the Partnership, for the periods indicated, by United States geographic region (thousands):

                                                         Three Months                       Nine Months
                                                      Ended September 30,                Ended September 30,
                                                    1997              1996             1997               1996
                                                    ----              ----             ----               ----
TIMBER SALES
         Northwest                                $ 16,125         $  14,487         $  62,602         $  72,471
         Southeast                                  12,646            12,322            40,443            38,652
                                                  --------         ---------         ---------         ---------
                                                    28,771            26,809           103,045           111,123
                                                  --------         ---------         ---------         ---------

TIMBERLAND SALES
         Northwest                                     158                --               458                --
         Southeast                                     295               201               950             1,650
                                                  --------         ---------         ---------         ---------
                                                       453               201             1,408             1,650
                                                  --------         ---------         ---------         ---------

TOTAL SALES                                       $ 29,224         $  27,010         $ 104,453         $ 112,773
                                                  ========         =========         =========         =========

OPERATING INCOME
         Northwest                                $ 10,921         $   8,507         $  48,162         $  55,285
         Southeast                                   9,462            10,655            31,358            32,544
         Corporate and other                          (491)             (491)           (1,475)           (1,471)
                                                  --------         ---------         ---------         ---------
                                                  $ 19,892         $  18,671         $  78,045         $  86,358
                                                  ========         =========         =========         =========

PARTNERSHIP INCOME                                $ 16,558         $  15,811         $  68,230         $  77,742
                                                  ========         =========         =========         =========

SELECTED OPERATING STATISTICS

Northwest harvest volumes
         Stumpage (thousands of MBF)                  24.2              13.8             111.0              96.6
         Delivered logs (thousands of MBF)            14.3              21.1              35.6              51.0
                                                  --------         ---------         ---------         ---------
                                                      38.5              34.9             146.6             147.6
                                                  ========         =========         =========         =========

Southeast harvest volumes
         Pine (thousands of tons)                    453.3             431.9           1,431.0           1,325.2
         Hardwoods (thousands of tons)                44.6              64.1             124.7             166.4
                                                  --------         ---------         ---------         ---------
                                                     497.9             496.0           1,555.7           1,491.6
                                                  ========         =========         =========         =========


Sales for the nine months ended September 30, 1997 were $104.5 million, $8.3 million, or 7 percent, lower than the first nine months of 1996. Timber sales were $103.0 million, $8.1 million, or 7 percent, below the comparable 1996 period as a result of lower Northwest stumpage prices due to continued weak export and domestic markets. Timberland sales of $1.4 million decreased $0.2 million from 1996.

Partnership income for the nine month period of 1997 was $68.2 million, or $3.83 per Class A Unit, $9.5 million or 38 cents per Class A Unit below 1996 results. Operating cash flow allocable to each Class A Unit was $4.04, or 36 cents per Class A Unit, lower than 1996.

In the Northwest region, stumpage harvest prices for the nine months ended September 30, 1997 declined 20 percent from the prior year resulting from weak demand in both export and domestic log markets. This decline was partially offset by a 5 percent increase in log prices due to a favorable sales mix. The combined stumpage and delivered log volume was slightly lower than the same period in 1996. Primarily as a result of lower overall prices in 1997, timber sales decreased $9.9 million, or 14 percent, to $62.6 million and operating income decreased $7.1 million, or 13 percent, to $48.2 million as compared to the prior year.

In the Southeast region, timber sales for the nine months ended September 30, 1997 increased $1.8 million, or 5 percent, to $40.4 million from the prior year. Realized prices for pine and hardwoods declined slightly; however sales improved due to a 4 percent increase in harvest volume, driven by a strong lumber market and a favorable sales mix of higher priced pine. Operating income declined $1.2 million, or 4 percent, to $31.4 million as the timing of miscellaneous income and reduced timberland sales more than offset higher pine sales volumes.

Operating costs and expenses for the first nine months of 1997 were $27.7 million, $1.1 million lower than 1996. The decrease was primarily due to lower logging costs in the Northwest resulting from reduced contract logging activities. This decline was partially offset by higher timber depletion costs resulting from increased pine harvest volume in the Southeast.

Interest income, earned mainly from the Primary Account's investment notes of Rayonier, increased slightly to $3.2 million in 1997 due to a higher average investment balance partially offset by lower average interest rates. Interest expense, on increased loans and advances to the Secondary Account by Rayonier, rose $1.5 million to $12.4 million.

Partnership income was $16.6 million, or $1.00 per Class A Unit, $0.7 million, or 6 cents per Class A Unit, above the 1996 third quarter. Operating cash flow for the quarter allocable to each Class A Unit was $1.07, 6 cents per Class A Unit higher than the prior year. Sales for the third quarter were $29.2 million, $2.2 million higher than last year's third quarter.

For the third quarter of 1997, the combined stumpage and delivered log volume for the Northwest region was 10 percent above the prior year, while realized prices increased slightly from prior year levels due to favorable product mix. As a result, third quarter sales increased $1.8 million to $16.3 million and operating income increased $2.4 million to $10.9 million.

Third quarter sales for the Southeast region increased $0.4 million to $12.9 million while operating income decreased $1.2 million to $9.5 million, as the adverse timing of miscellaneous income more than offset slightly higher sales prices and volumes.

FUTURE OPERATIONS

For the first nine months of 1997, the harvest levels in the Northwest and the Southeast represented approximately 79 percent and 74 percent, respectively, of the current projected full year harvest whereas in the first nine months of 1996 the harvest levels in the Northwest and the Southeast were 77 percent and 71 percent, respectively, of the actual full year harvests.

Contract terms allow customers to harvest their commitments over various time periods, and therefore, volume currently under contract may not be fully cut within this fiscal year. As of September 30, 1997 volume representing approximately 119 percent of the projected 1997 harvest of stumpage and pine in both regions had been cut or committed under contract. As of September 30, 1996, 118 percent of the final 1996 harvest in both regions had been cut or committed. In the Northwest and Southeast regions, average prices on outstanding contracts as of September 30, 1997 were approximately 15 percent and 2 percent, respectively, below average full year prices realized during 1996. Therefore, the Partnership does not expect full year 1997 earnings or cash flow from operations to be as strong as in the prior year.

The Partnership held contracts at September 30, 1997 with Rayonier representing approximately 4 percent and 2 percent of the uncut harvest volume in the Northwest and Southeast regions, respectively. In addition, three customers under common ownership held contracts representing approximately 20 percent of the uncut volume under contract in the Northwest. Three additional unrelated customers held contracts representing from 16 percent to 17 percent individually and 50 percent in total of the uncut Northwest volume under contract. In the Southeast, one unrelated customer held contracts representing 12 percent of the uncut volume under contract. These seven customers are not affiliated with the Partnership.

LIQUIDITY AND CASH FLOW

As of September 30, 1997, the Partnership was due trade and intercompany receivables from Rayonier and affiliates of $4.3 million. In addition, the Primary Account of the Partnership held $43.7 million of short-term investment notes of Rayonier and an additional $5.0 million of long-term investment notes of Rayonier resulting from the cumulative net cash flow, since inception, of the Primary Account after distributions to unitholders. The Partnership may redeem the investment notes at any time to fund Partnership working capital requirements, capital expenditures and reserves.

The Secondary Account of the Partnership had total outstanding debt of $217.7 million at September 30, 1997, including long-term notes payable to Rayonier of $217.4 million. These notes primarily funded Secondary Account expenditures for costs such as site preparation, reforestation and pre-commercial thinning.

Capital expenditures for the nine months ended September 30, 1997 and 1996 representing reforestation, capitalized lease payments, property taxes and other improvements to the land and timber assets were $11.4 million and $11.9 million, respectively. Funding of most of the future capital requirements is expected to continue from Rayonier.

On September 30, 1997 and 1996, the Partnership made quarterly distributions of $24.8 million ($1.24 per Unit) and $26.6 million ($1.33 per Unit), respectively, to all outstanding Class A unitholders. Quarterly distributions of $1.3 million and $1.4 million were also made to Class B unitholders and to the General Partners in the third quarter of 1997 and 1996, respectively.

On October 17, 1997, the Board of Directors of the Managing General Partner announced a fourth quarter distribution of $1.24 per Class A Unit. The distribution will be paid on December 31, 1997 to unitholders of record on November 28, 1997. The Board determines the amount of quarterly distributions that are made to Class A unitholders from cash available from operations after provision for working capital, capital expenditures, asset acquisitions and other reserves. The Board intends to have distributions approximate actual Partnership results each year by keeping the distribution relatively constant in the second, third and fourth quarters and by making an adjustment in the first quarter of the following year to bring the cumulative distribution in line with Partnership results. Since actual Partnership results vary each year, the level of total distributions in each year will also vary. RFR noted when it announced the March 1997 distribution of $1.70 that it expected Partnership results for 1997 to be lower than in 1996 and that distributions related to 1997 results will total less than distributions related to 1996 results.


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


                             RAYONIER TIMBERLANDS, L.P.
                             (A Delaware Limited Partnership)



                             By:  RAYONIER FOREST RESOURCES
                                   COMPANY
                                  Managing General Partner


                             By   KENNETH P. JANETTE
                                  ---------------------------------------------
                                  Kenneth P. Janette
                                  Vice President and Corporate Controller
                                  (Chief Accounting Officer)
November 12, 1997

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

      3(c)         Partnership Agreement of Operating Partnership                No apmendments


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

